Form 10-Q
period 2014-06-30
Natural Resources Corp
filed 2014-08-14
CIK 1586513

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number                  000-55062

NATURAL RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

PLUM RUN ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3570919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

76 Playfair Road

#03-06 LHK2 Building

Singapore 367996

(Address of principal executive offices) (zip code)

+65 6287 5955

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	June 30, 2014

Common Stock, par value $0.0001	1,100,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

Condensed Statements of Operations for the Three Months Ended June 30, 2014 and for the Period from July 2, 2013 (Inception) to June 30, 2014 (unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and for the Period from July 2, 2013 (Inception) to June 30, 2014 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6-9

NATURAL RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets

Cash	$110	$2,000

Total assets	$110	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities	$1,271	$400

Total liabilities	1,271	400

Stockholders' equity (deficit) Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,100,000 shares and 20,000,000 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	110	2,000

Additional paid-in capital	257	257

Deficit accumulated during the development stage	(1,528)	(657)

Total stockholders' equity (deficit)	(1,161)	1,600

Total liabilities and stockholders' equity (deficit)	$110	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements

3

NATURAL RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

		For the periods
	For the six	from July 2,
	months ended	2013 to
	June 30, 2014	June 30, 2014

Revenue	$-	$-

Operating expenses	871	1,528

Income tax	-	-

Net loss	$(871)	(1,528)

Loss per share-basic and diluted	$(0)	(0)

Weighted average shares-basic and diluted	16,220,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

		For the
		period from
	For the six	July 2, 2013
	months ended	(Inception) to
	June 30, 2014	June 30, 2014

OPERATING ACTIVITIES

Net loss	$(871)	$(1,528)
Changes in Operating Assets and Liabilities

Accrued liabilities	871	1,271

Net cash used in operating activities	-	(257)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	100	2,100
Redemption of common stocks	(1,990)	(1,990)
Proceeds from stockholders' additional paid-in capital	-	257

Net cash provided by (used in) financing activities	(1,890)	367

Net change in cash	(1,890)	110

Cash, beginning of period	2,000	-

Cash, end of period	$110	110

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Natural Resources Corporation ("Natural Resources" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Natural Resources. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2014.

NATURAL RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014, there are no outstanding dilutive securities.

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

NATURAL RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2014. The Company had an accumulated deficit of $1,528 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Elsa Holzgraf Esculier was named as the sole director and officer of the Company.

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

NOTE 5     SUBSEQUENT EVENT

On August 12, 2014 Natural Resources Corporation, a Delaware corporation (the “Company”), acquired M-Power Food Industries Private Limited, a company incorporated in Singapore (“M-Power Industries”), in a stock-for-stock transaction (the “Acquisition”). The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities.

The Acquisition was effectuated by the Company through the exchange of all of the outstanding shares and interests of M-Power Industries for 50,000,000 shares of common stock of the Company. M-Power Industries was formerly wholly owned by M-Power Investments, which received all of the shares of the Company issued in this Acquisition.

M-Power Industries was formed in 2001 in Singapore. Since its inception, M-Power Industries has engaged in the manufacture and production of milk based ingredients and other dairy products for the food industry. M-Power Industries is currently an ISO 22000 certified manufacturer of dairy products.

As a result of the Acquisition, 200,000,000 shares and interests of common stock of M-Power Industries (all of which were held by M-Power Investments) were exchanged for, and converted into, 50,000,000 shares of common stock of the Company. Hence, the Company issued a total of 50,000,000 shares of common stock of the Company in connection with the Acquisition.

Prior to the Acquisition, Plum Run had no ongoing business or operations and was established for the purpose of completing a business combination with target companies, such as M-Power Industries. As a result of the Acquisition, M-Power Industries became a wholly owned subsidiary of the Company.

The Company, as the sole shareholder of M-Power Industries, has taken over the operations and business plans of M-Power Industries.

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

As of June 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception.

At June 30, 2014, the Company had sustained a net loss of $871 and had an accumulated deficit of $1,528.

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

Subsequent Event

Subsequent to the period covered by this Report, on August 12, 2014 Natural Resources Corporation, a Delaware corporation (the “Company”), acquired M-Power Food Industries Private Limited, a company incorporated in Singapore (“M-Power Industries”), in a stock-for-stock transaction (the “Acquisition”). The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities.

The Acquisition was effectuated by the Company through the exchange of all of the outstanding shares and interests of M-Power Industries for 50,000,000 shares of common stock of the Company. M-Power Industries was formerly wholly owned by M-Power Investments, which received all of the shares of the Company issued in this Acquisition.

M-Power Industries was formed in 2001 in Singapore. Since its inception, M-Power Industries has engaged in the manufacture and production of milk based ingredients and other dairy products for the food industry. M-Power Industries is currently an ISO 22000 certified manufacturer of dairy products.

As a result of the Acquisition, 200,000,000 shares and interests of common stock of M-Power Industries (all of which were held by M-Power Investments) were exchanged for, and converted into, 50,000,000 shares of common stock of the Company. Hence, the Company issued a total of 50,000,000 shares of common stock of the Company in connection with the Acquisition.

Prior to the Acquisition, Plum Run had no ongoing business or operations and was established for the purpose of completing a business combination with target companies, such as M-Power Industries. As a result of the Acquisition, M-Power Industries became a wholly owned subsidiary of the Company.

The Company, as the sole shareholder of M-Power Industries, has taken over the operations and business plans of M-Power Industries.

The Company filed a Form 8-K noticing the Acquisition.

On August 13, 2014, the Company filed a registration statement on Form S-1 for the offer and sale of up to 25,000,000 shares of its common stock offered by the holders of such common stock at an offering price of $4.00 per share. As the shares are offered for sale by the holders of such shares, the Company will not receive any revenue from the sale, if any, of such shares.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

On July 2, 2013 the Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

James Cassidy	10,000,000	$1,000
	(9,750,000 redeemed on March 30, 2014)
James McKillop	10,000,000	$1,000
	(9,750,000 redeemed on March 30, 2014)

On March 13, 2014, The Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

Perry Holzgraf Esculier	1,000,000	$100

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable.

(b)	Item 407(c)(3) of Regulation S-K:

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

Dated:August 14, 2014

