Form 10-Q
period 2014-09-30
Natural Resources Corp
filed 2015-05-01
CIK 1586513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55062

NATURAL RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-3570919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

76 Playfair Road, #03-06 LHK2 Building Singapore	367996
(Address of principal executive offices)	(Zip Code)

+65-62875955
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,700,000 shares of common stock outstanding as of April 28, 2015.

Natural Resources Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCES CORPORATION

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2014 (UNAUDITED) AND JUNE 30, 2014

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$15,450	$126,648
Trade receivable, net	2,670,622	2,516,567
Inventory	503,235	628,746
Total Current assets	3,189,307	3,271,961

Other Assets
Deposits	68,210	68,210
Prepaid assets	26,756	25,431
Other receivables	2,003	367,285
Due from related parties	29,559	-
Due from directors	178	-
Total Other assets	126,706	460,926
Property, Plant and Equipment, net	1,708,444	1,750,386
Intangible assets	9,913,979	10,281,168
Total Assets	$14,938,436	$15,764,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$9,347	$28,749
Current portion of debt	4,169,472	4,912,397
Trade payable	647,984	807,017
Accrued expenses	104,039	40,296
Due to related parties	340,690	323,694
Due to directors	152,631	-
Deposits payable	75,292	184,705
Current portion of capital leases obligations	60,995	68,463
Provision for income taxes	359,144	360,298
Total current liabilities	5,919,594	6,725,619

Non- current liabilities

Debt, net of current portion	1,715,842	1,715,556
Capital leases obligations, net of current portion	7,983	8,760
Deferred income taxes liabilities	114,861	114,861
Total Non- current liabilities	1,838,686	1,839,177
Total liabilities	7,758,280	8,564,796

Stockholders' Equity
Common stock, par value $.0001;100,000,000 shares authorized, 51,100,000, 50,000,000 and 50,000,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014 (1)	5,110	5,000
Additional paid-in capital (1)	1,584,566	1,585,837
Retained earnings	5,643,647	5,661,975
Accumulated other comprehensive loss	(53,167)	(53,167)

Total Stockholders' Equity	7,180,156	7,199,645

Total liabilities and Stockholders' Equity	$14,938,436	$15,764,441

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these condensed financial statements

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue
Sales of goods	2,624,324	3,796,705

Total revenues	2,624,324	3,796,705

Cost of revenues	1,865,439	4,370,363

Gross Profit	758,885	(573,658)

Operating Expenses
General and administrative	706,516	381,501

Total operating expenses	706,516	381,501

Operating income	52,369	(955,159)

Other income (expense)
Finance costs	(77,746)	(97,146)
Gain on foreign currency exchange	(11,107)	59,280
Other income	18,155	10,501
Total other loss/expense	(70,698)	(27,365)

Income before income taxes	(18,329)	(982,524)

Provision for income taxes	-	-

Net income	$(18,329)	$(982,524)

Net loss per share of common stock:
Basic & diluted	(0.00)	$(0.02)

Weighted average number of shares outstanding -
Basic & diluted (1)	50,585,870	50,000,000

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these condensed financial statements

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

Condensed Statements of Cash Flows

	(Unaudited)	(Unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
Operating Activities:

Net Loss	(18,329)	(982,524)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	41,942	41,964
Amortization	367,189
Changes in operating assets and liabilities:
Trade receivable	(154,055)	481,242
Prepaid assets	(1,325)	28,529
Inventory	125,511	(179,583)
Due from related parties	(29,559)	(16,673)
Due from directors	(178)	(83,516)
Deposits and other current assets	365,282	(18,663)
Trade payable and accrued expenses	(96,561)	513,174
Due to related parties	16,996	9,819
Due to directors	152,631	2,913
Deposits payable	(109,412)	(141,289)
Taxes payable	(1,154)	(29,741)
Net cash provided by (used in) operating activities	658,978	(374,348)

Financing Activities:
Purchase of property, plant and equipment	-	(1,140)
Net cash used in investing activities	-	(1,140)

Financing Activities:
Proceeds from paid-in capital
Bank overdraft	(19,402)	132
Proceeds from debt	883,155	4,892,398
Repayment on debt	(1,625,794)	(4,236,433)
Payments on capital lease	(8,245)	(29,375)
Common shares issued during the merger	110	-
Net cash provided by (used in) financing activities	(770,176)	626,722

Effects of exchange rate changes on cash	-	(35,028.00)

NET INCREASE (DECREASE) IN CASH	(111,198)	216,206

Cash at beginning of period	$126,648	$886,808
Cash at end of period	$15,450	$1,103,014

Supplemental disclosure of cash flow information:
Cash paid for interest	$83,113	$80,539
Cash paid for taxes	$1,154	$2,263

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these condensed financial statements

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Net loss	(18,329)	(982,524)

Other Comprehensive loss
Foreign currency translation adjustment	-	(35,030)

Comprehensive loss	$(18,329)	$(1,017,554)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these condensed financial statements

NATURAL RESOURCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of business and summary of significant accounting policies

Description of business

Natural Resources Corporation, a Delaware corporation (the “Company”), was incorporated in the State of Delaware in July 2013, and was formerly known as Plum Run Acquisition Corporation (“Plum Run” or “Plum Run Acquisition”).

In March 2014, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares from existing shareholders, electing new offices and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the Company changed its name from Plum Run Acquisition Corporation to Natural Resources Corporation.

On August 12, 2014, the Company acquired, M-Power Food Industries Private Limited, a company incorporated in Singapore (“M-Power Industries”), in a stock-for-stock transaction (the “Acquisition”). The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. M-Power Industries is a rapidly growing producer and wholesale distributer of dairy based ingredients and milk powder products to global food and beverage manufacturers.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of trade receivable reserves and inventory reserves, impairment of long-lived assets, and recoverability of deferred tax assets. These estimates and assumptions also impact revenues, expenses and the disclosures in our condensed financial statements and the accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. All amounts are presented in U.S. dollars, unless otherwise noted.

The Company’s unaudited condensed financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results of operations for the interim periods presented.  However, the results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended June 30, 2015.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s registration statement on Form S-1.  The Company’s fiscal year end is June 30.

Summary of significant accounting policies

Cash and cash equivalents – We classify as cash and cash equivalents time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase. The Company has no cash equivalents as of September 30, 2014 and June 30, 2014.

Trade Receivables – We record trade receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, to reflect any anticipated loss and is charged to the provision for doubtful accounts, included in other operating expenses in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. The Company recognized provision of doubtful debts of $0 and $0 for the three months period ended September 30, 2014 and for the fiscal years ended June 30, 2014.

Concentration of Credit Risk – We have a diversified, international customer base. We control credit risk related to accounts receivables through credit approvals, credit limits and monitoring procedures. Credit risk with respect to receivables is concentrated in the food industry sector.

During the three months period ended September 30, 2014 and 2013 approximately 81% and 74% of the Company’s revenues were from two and three major customers, respectively, which constituted $1,943,039 and $2,802,340 of the Company’s revenues. As of the three months period ended September 30, 2014, the accounts receivables of these two customers are $684,797. As of the years ended June 30, 2014 the accounts receivables of these three customers were $399,490.

During the three months period ended September 30, 2014 and 2013 approximately 85% and 96% of the Company’s purchases were from three and two major vendors, respectively, which constituted $1,307,155 and $6,189,623 of the Company’s purchases. As of the three months period ended September 30, 2014, the accounts payables of these three vendors are $168,420. As of the years ended June 30, 2014, the amount owed to these three suppliers was $44,600.

Inventory – Inventory, consisting of raw materials, is stated at the lower of cost, using the first-in, first-out method (“FIFO”) to determine cost. If the cost of the inventory exceeds market value, provisions are made currently for the difference between the cost and the market value. We monitor inventory cost compared to selling price less margin in order to determine if a lower of cost or market reserve is necessary.

Property, plant and equipment – Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of our assets, which are reviewed periodically. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Capital lease are depreciated over the shorter of the lease term or the estimated useful life of the improvements.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosure, the Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Company bases fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation and may not be realize in an actual sale. Additionally, there may be inherent weaknesses in any calculation technique and changes in the underlying assumptions used, including discount rates, and expected cash flows could significantly affect the results of current or future values.

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses and capital lease, the carrying amounts approximate fair value due to their relatively short maturities. In the case of the notes payable, the interest rate on the notes approximates the market rate of interest for similar borrowings. Consequently the carrying value of the notes payable also approximates the fair value. It is not practicable to estimate the fair value of the related party notes payable due to the relationship of the counter party.

All assets except for intangible assets of the Company are considered Level 1 due to short term maturity.

The Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company used Level 2 inputs for its valuation methodology for the milk brands.

	Carrying Value	Fair Value Measurement at
	As of	September 30, 2014
	September 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3

Intangible Assets -

Milk Brands	9,913,979	-	9,913,979	-

Total	9,913,979	-	9,913,979	-

Intangible assets – Intangible assets acquired separately are measured initially at cost. The cost of intangible assets acquired in a business combination is their fair value as at the date of acquisition. Following initial acquisition, intangible assets are carried at cost less any accumulated amortisation and any accumulated impairment losses. Internally generated intangible assets, excluding capitalised development costs, are not capitalised and expenditure is reflected in statement of comprehensive income in the year in which the expenditure is incurred.

For intangible assets acquired in a non-monetary exchange (see Note 6), the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured (by a third party) based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

The useful lives of intangible assets are assessed as either finite or indefinite. Intangible assets with finite useful lives are amortised over the estimated useful lives and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortisation period and the amortisation method are reviewed at least at each financial year end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortisation period or method, as appropriate, and are treated as changes in accounting estimates. The amortisation expense on intangible assets with finite useful lives is recognised in statement of comprehensive income in the expense category consistent with the function of the intangible asset.

Intangible assets with indefinite useful lives or not yet available for use are tested for impairment annually, or more frequently if the events and circumstances indicate that the carrying value may be impaired either individually or at the cash-generating unit level. Such intangible assets are not amortised. The useful life of an intangible asset with an indefinite useful life is reviewed annually to determine whether the useful life assessment continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis.

Gains or losses arising from de-recognition of an intangible assets are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognised in the statement of comprehensive income when the asset is derecognised.

Brands – The brands were acquired from third party. The Management estimate the useful life of the Brands is 7 years. Management believes that over the period under the contract, the brands are generating net cash inflows for the Company.

The cost of the brands will be amortised over the period of 7 years.

Long lived assets impairment – We assess the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We have the option of performing a qualitative assessment when assessing recoverability. We may also evaluate the recoverability of such assets based upon estimates of the undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. We did not incur any impairment charges during the periods presented as management determined that its long lived assets were not impaired.

Income taxes – We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We follow guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheets and provide necessary valuation allowances as required. We review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Penalties and interest, if any, are included in other expense on the statements of operations. Deferred tax assets and liabilities may be netted by jurisdiction, typically domestic and foreign, within the current and long-term classifications on the balance sheets.

Reclassifications- Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Revenue recognition – According to ASC 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, the service is performed or delivery has occurred, the price is fixed or determinable, and collectability is probable.

For products shipped directly from the Company’s warehouse or manufactured by the Company in Singapore and then shipped to customer, both domestic and oversea, revenue is recognized at time of shipment as it is determined that ownership has passed to the customer at shipment and revenue is recognized. Amount billed to customers for freight and shipping is classified as revenue.

Under normal commercial situations there will be no cancellation of orders allowed once products are produced. Under circumstances of quality dispute or any quality related issues of the products, the Company will accept sales returns from the customer upon verification by the Company for the quality dispute. This is not a normal situation and will be subjected to the acceptance of quality dispute by the Company in such instance.

For domestic customers, if the customer rejects the purchase order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized. The Company will fully invoice and recognize as revenue for orders rejected after time of shipment, provided all other revenue recognition criteria are met.

For overseas customer, the Company will check customer’s credit risk through export credit insurance and insure products through export credit insurance. If the overseas customer rejects the order during the manufacturing process, the Company will claim the export credit insurance. The Company will also claim the export credit insurance for orders rejected after the time of shipment.

Foreign currency translation – The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in the Singapore, the Singapore Dollar (SGD). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. For the three months period ended September 30, 2014, the cumulative translation adjustment of $53,167 was classified as an item accumulated of other comprehensive loss in the stockholders’ equity section of statement of financial position. For the years ended June 30, 2014, the cumulative translation adjustment of $53,167 was classified as an item accumulated of other comprehensive loss in the stockholders’ equity section of statement of financial position. For the three months period ended September 30, 2014, the foreign currency translation adjustment to accumulative other comprehensive loss was $53,167. For the years ended June 30, 2014, the foreign currency translation adjustment to accumulate other comprehensive loss was $53,167.

Comprehensive income (loss) – Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the statements of comprehensive loss. We had translation adjustment to other comprehensive loss of $ 0 and $ 35,030 for the periods ended September 30, 2014 and 2013, respectively.

Earnings per share – We calculate basic earnings per share by dividing our net income by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of and for the three months ended September 30, 2014. During the three month periods ended September 30, 2014 and 2013, basic earnings per share was $0.00 and $0.02, respectively. As of the years ended June 30, 2014 basic earnings per share was $0.01.

Reverse Merger Accounting – For accounting purposes, the stock-for-stock transaction, should be treated as a reverse acquisition and recapitalization of M-Power Food Industries Private Limited (accounting acquirer) because, prior to the transaction, Natural Resources Corporation (the “Company”) was a non-operating public shell and, subsequent to the transaction, 200,000,000 shares and interests of common stock of M-Power Industries (all of which were held by M-Power Investments) were exchanged for and converted into, 50,000,000 shares of common stock of the Company. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization in accordance with US GAAP. The historical financial statements will be presented in the consolidated financial statements of M-Power Food Industries Private Limited. The common stock and the corresponding capital amounts of the Company pre-merger will be retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Fiscal Year End – Following the exchange transaction, the Company elected to adopt the June 30 year end of M-Power Food Industries Private Limited, the accounting acquirer.

Adopted Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Recently issued accounting pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items.

Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements and related disclosures

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this update did not have a material impact on the financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

Other recent pronouncements issued by FASB (including its Emerging Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2 – Accounts receivables

Accounts receivable consisted of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Accounts receivable-sales of goods	$2,670,622	$2,516,567
Total accounts receivable	$2,670,622	$2,516,567

*See Note 6 for the non-monetary exchange.

Note 3 – Inventories

Inventories consisted of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Finished goods	$-	$40,240
Raw materials	503,235	588,506
Total inventories	$503,235	$628,746

Note 4 – Financial instruments

The carrying amounts of our financial instruments, including cash, trade receivables, trade payable, and accrued expenses approximate fair value due to the short-term nature of these instruments or their stated rates approximating market rates. Our debt carries variable interest rates, which are reset monthly, or is relatively short term. Consequently, the carrying amounts of these financial instruments approximate fair value. We do not have any assets or liabilities that are measured at fair value on a recurring basis.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2014	June 30, 2014	Useful Life (Years)
	(Unaudited)	(Audited)
Motor vehicles	$78,881	$78,881	5 – 7
Plant and equipment	436,408	436,408	10 – 15
Furniture and equipment	245,980	245,980	3 – 10
Leasehold improvements	1,674,834	1,674,834	19
Less: accumulated depreciation	(727,659)	(685,717)
	$1,708,444	$1,750,386

Depreciation expense for the three months ended September 30, 2014 was $41,942. Depreciation expense for the three months ended September 30, 2013 was $41,963.

Note 6 – Intangible asset

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)
Intangible asset – Milk Brands	$10,281,168	$10,281,168
Accumulated amortization	(367,189)	-
Total intangible asset	$9,913,979	$10,281,168

Intangible assets comprise of cost of purchase of milk brands from a third party.

The Company assigned the account receivable of $10,281,168 in June 2014 as a form of consideration to acquire milk brands. The Company had entered a Deed of Assignment among the Customer and the Seller on June 25, 2014. See the fair value valuation disclosure in note 1.

The intangible asset will be amortized for 7 years commencing in July 2014 by straight line method. The amortization expense for the three month ended September 30, 2014 was $367,189. There was no amortization for the three month period ended September 30, 2013.

Note 7 – Debt

Debt consists of the following:

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Term loan 1	$295,061	$293,460
Term loan 2	295,096	293,495
Term loan 3	232,392	234,551
Term loan 4	823,139	825,267
Term loan 5	282,128	280,516
Term loan 6	48,831	68,884
Term loan 7	1,161,962	1,256,744
Term loan 8	-	-
Term loan 9	-	-
Trust receipts	2,746,705	3,375,036
Total debt	5,885,314	6,627,953
Less: current portion	(4,169,472)	(4,912,397)
Long-term portion of debt	$1,715,842	$1,715,556

Term Loans

All term loans were originally denominated in SGD currency.

Term loan 1 is repayable by 96 months with monthly instalment of $4,207 for the first year. Interest rate for the first year is fixed at 1.88% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.75% above Singapore Lending Rate (SLR).

Term loan 2 is repayable by 96 months with monthly instalment of $4,207 for the first year. Interest rate for the first year is fixed at 1.88% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.25% above Singapore Lending Rate (SLR).

Term loan 3 is repayable by 96 months with monthly instalment of $3,362 for the first year. Interest rate for the first year is fixed at 1.88% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.25% above Singapore Lending Rate (SLR).

Term loan 4 is repayable by 168 months with monthly instalment of $6,222. Interest rate for the first year is fixed at 1.68% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.2% above Singapore Lending Rate (SLR).

Term loan 5 is repayable by 96 months with monthly instalment of $3,790. Interest rate is fixed at 1.98% per annum for the first year; second year and third year are fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.25% above Singapore Lending Rate (SLR).

Term loan 6 is repayable by 24 monthly equal instalments of $10,741. Interest rate per annum is chargeable at 7.50%.

Term loan 7 is repayable by 15 monthly instalments or by such other instalments as may be specified or fixed by the Bank. The interest rate is at 2% per annum above the Bank’s Prime Lending Rate.

Term loan 8 is repayable by 48 monthly instalments of such amount will be notified by the Bank, the company or by such other instalments as may be fixed by Spring and the Bank from time to time. The interest rate is chargeable at 5.00% by such other instalments as may be specified or fixed by the Spring and the Bank from time to time. The loan was settled in full during the financial year.

Term loan 9 is business loan of $152,122 and is repayable by 48 monthly equal instalments of $3,503. Interest rate per annum is chargeable at 5.00%. The loan was settled in full during the financial year.

Trust Receipts

Trust receipts are originally denominated in USD currency.

The Company renewed its trust receipt agreement with Standard Chartered Bank (the “Bank”) in February of 2013.

The interest rate of trust receipts per annum is chargeable at 0.50% above the interest at SBFR (local transactions) and 2.75%) above the interest of SBFR (foreign transactions). The term of the settlement is 90 days from the release of merchandise to the Company from the Bank.

The term loan and trust receipts are collateralized by way of:

a)	Properties of the Company;
b)	Properties of Directors;
c)	Fixed deposits of the Directors; and
d)	Joint and several guarantees by the Directors

Future contractual maturities of debt are as follows, as of September 30, 2014:

Three months ending September 30,
2015	$4,169,472
2016	207,975
2017	214,086
2018	221,701
2019	229,586
Thereafter	842,494
$5,885,314

Interest expense of $46,329 and $52,656 was included in finance costs in the statements of operations for the three months period ended September 30, 2014 and 2013, respectively.

During the three months period ended September 30, 2014, the Company had a net total of $11,107 loss on foreign currency exchange none of which resulted from trust receipts or term loans. During the three months period ended September 30, 2013, the Company had a net total of $59,280 gain on foreign currency exchange none of which resulted from trust receipts or term loans.

Note 8 – Capital Leases

The Company has acquired assets under the provisions of long-term leases expiring through June 2016. For financial reporting purposes, minimum lease payments relating to these assets have been capitalized.

The assets under capital lease have cost and accumulated amortization as follows:

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Motor vehicles	$78,881	$78,881
Plant and equipment	90,127	90,127
Furniture and equipment	235,349	235,349
Less: accumulated depreciation	(99,869)	(88,910)
Total:	$304,488	$315,447

Maturities of capital lease obligations as of June 30, 2014 are as follows:

2015	$75,722
2016	9,935
Total minimum lease payments	85,657
Amount representing interest	(8,434)
Present value of minimum lease payments	77,223
Less: current portion	(68,463)
Total:	$8,760

Interest expense related to capital lease was $928 and $2,696 for the three months period ended September 30, 2014 and 2013, respectively.

Note 9 – Stockholders’ equity

Common stock – We have authorized and issued 200,000,000 shares of Common Stock at par value of Singapore dollar $0.01, or US Dollar $0.008. The holders of the issued and outstanding shares Common Stock are entitled to one vote per share on any matter to be voted on by the stockholders of the Company and are entitled to receive any dividends declared.

As a result of a reverse acquisition on August 12, 2014 M-Power Food Industries Pte. Ltd received 50,000,000 shares of the Company’s common stock. Such shares were accounted for as part of recapitalization shares. Previous shareholders of the Company held 1,100,000 shares of the Company’s common stock.

Note 10 - Operating leases

We lease certain office space under non-cancellable operating lease agreements. The leases typically run for a period of three years, with an option to renew the lease after that date.

Future minimum rental payments required under all leases that have remaining non-cancellable lease terms in excess of one year as of June 30, 2014 are as follows:

Year Ending June 30,
2015	$305,171
2016	318,695
2017	209,912
2018	18,000
$851,778

Rent expense was $74,053 and $93,054 for the three months period ended September 30, 2014 and 2013.

Note 11 – Income taxes

The domestic statutory income tax rate was approximately 17.0% in the period as of and for the three months ended September 30, 2014, as of and for the years ended June 30, 2014. The reconciliation of the income tax expense from continuing operations expected based on domestic statutory income tax rates to the expense for income taxes included in the statements of operations is as follows:

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)
Income (loss) before income tax	$(18,329)	$1,498,485

Expenses not deductible for tax purposes	438,673	307,761
Tax exemption and allowances	(249,500)	(247,846)
Taxable income	170,844	1,558,400
Tax of 17% (estimated Singapore Statutory Rate)	29,044	264,928
Tax rebate on net tax payable	(23,971)	(23,809)
Permanent difference	(5,073)	99,094
Tax liability per tax year	-	340,213
Under payment	-	1,618
Under provision	-	18,467
Total income tax liability	-	360,298

Tax liability per tax year	-	340,213
Under provision	-	18,467
Changes in deferred tax liability	-	12,323
Income tax expense	$-	$371,003

The components of net deferred tax liabilities are as follows:

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)
Deferred tax liabilities	$114,861	$114,861

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our balance sheets and statements of income. Our assessment of tax positions as of September 30, 2014 and June 30, 2014, determined that there were no material uncertain tax positions.

Note 12 – Commitments and contingencies

Credit Risk – Credit risk refers to the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The major classes of financial assets of the Company are cash and trade receivables. For trade receivables, the Company adopts the policy of dealing only with customers of appropriate credit history. The Company does not require collateral with respect to trade receivables. For other financial assets, the Company adopts the policy of dealing only with high credit quality counterparties.

For the management of credit risk, Company has purchased credit risk insurance in order to ensure the recoverability of its debts. As at the balance sheet date, approximately 90% of the trade receivables were insured. The coverage of 90% was effective as of September 30, 2014 and June 30, 2014.

At the balance sheet date, the Company’s maximum exposure to credit risk is represented by the carrying amount of each class of financial assets recognized in the balance sheet.

Liquidity Risk – Liquidity risk is the risk that the Company will encounter difficulty in meeting financial obligations due to shortage of funds. The Company’s exposure to liquidity risk arises primarily from mismatches of the maturities of financial assets and liabilities. The Company monitors its liquidity risk and maintains a level of cash and cash equivalents deemed adequate by management to finance the Company’s operations and to mitigate the effects of fluctuations in cash flows.

Interest Rate Risk – The Company is exposed to foreign currency risk on sales and purchases that are denominated in a currency other than its functional currency. The currency giving rise to this risk is primarily the U.S. Dollar.

The Company does not have a hedging policy on its foreign currency exposure.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Note 13 — Related-party transactions

a) Related parties:

Related Parties	Relationship with the Company
M-Power Development Ptd Ltd (MPD)	Asset holding management company
M-Power Investment Pte Ltd (MPI)	Holding company
Perry Holzgraf Esculier	Stockholder and Director

Note 13 — Related-party transactions

b) The Company had the following related party balances at September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)

Due to MPD	$16,996	$-
Due to MPI	323,694	323,694
Due to Director	152,631	-
Total due to related parties and directors	$493,321	$323,694

The related party transaction comprised majority of the expense paid by MPD and MPI on the Company’s behalf. The office was leased from MPD by the Company on an annual rent denoted in Singapore Dollar which equivalent to US Dollar $ 71,426. The balance due to MPI is the result of the offsetting related party payable among the Company, MPI and MPD at the yearend. No offsetting occurred during the three months period ended September 30, 2014.

Note 14 — Subsequent Events

On October 31, 2014, M-Power Investment Pte Ltd, majority shareholder of the company, invested $1,000,000 for 127,790,000 shares of M-Power Food Industries capital stock.

On March 23, 2015, Natural Resources Corporation, a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Romulus Corp., a Nevada corporation (“Romulus Parent”), Romulus Merger Corp., a Delaware corporation (“Romulus Sub”), and Eastwin Capital Pte Ltd, a Singapore private limited company (“Eastwin”). Romulus Parent is currently a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Under the Merger Agreement, Romulus Sub, a wholly-owned subsidiary of Romulus Parent, will merge with and into the Company (the “Merger”) after which Romulus Sub will cease to exist and the Company will be the surviving corporation in the Merger, and each outstanding share of the Company’s common stock will be converted into the right to receive shares of Romulus Parent (the “Merger Shares”) as described below, subject to each holder of the Company’s common stock right to exercise appraisal rights of such shares in accordance with the Delaware General Corporation Law. Prior to the execution of the Merger Agreement, Eastwin will acquire 8,000,000 shares of Romulus Parent’s common stock (the “Eastwin Shares”) from Artem Rusakov, the majority shareholder of Romulus Parent, and in consideration for certain services to be provided by Eastwin to the Company, the Company will reimburse $375,000 of the purchase price on behalf of Eastwin (the “Eastwin Payment”), or, at Eastwin’s direction, the Company will pay all or a portion of the Eastwin Payment into escrow within 30 days of execution of the Merger Agreement as part of the purchase price. The Eastwin Payment owed to Artem Rusakov will be secured by the Eastwin Shares. The Eastwin Payment will be released from escrow to the Company, or reimbursed to the Company, as the case may be, in the event the Merger Agreement is terminated.

In the aggregate, holders of the shares of the Company’s common stock will receive approximately 124,000,000 Merger Shares in exchange for all of the outstanding shares of the Company’s common stock. As a result of the Merger, the Company will be a wholly-owned subsidiary of Romulus Parent. This transaction is more fully described in the Form 8-K filed by the Company on March 24, 2015.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Unless the context otherwise requires, references in this report to “we,” “us,” “NRC,” or the “Company” refer to Natural Resources Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in the State of Delaware in July 2013, and was formerly known as Plum Run Acquisition Corporation (“Plum Run” or “Plum Run Acquisition”). On August 12, 2014 the Company acquired M-Power Food Industries Private Limited, a Singapore company (“M-Power Industries”), in a stock-for-stock transaction (the “Acquisition”). M-Power Industries was formed in 2001 in Singapore.

References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” include M-Power Industries, provided that (a) references to the financial statements for the three months ended September 30, 2014 and the balance sheet at September 30, 2014, respectively, are made to M-Power Food Industries; and (b) references to the financial statements for the fiscal year ended June 30, 2014 and the fiscal year ended June 30, 2013, respectively, and the balance sheet at June 30, 2014 and June 30, 2013, respectively, are made to “M-Power Industries” which means the stand-alone financial statements (audited) of M-Power Food Industries Private Limited.

Overview

The Company management assesses the strengths and weaknesses of M-Power Industries as follows:

•	Strengths

M-Power Industries is a local company that serves the global food industry. The company relies on the experience and network of its sales team to promote its products to various markets around the globe such as the Middle East and Asia. The Company also relies on a network of agents and buyers in the Middle East and portions of the Chinese market.

M-Power Industries’ proactive approach to serve its customers has resulted in strong brand and product loyalty from its customers. As a result, 90% of M-Power Industries’ customers renew their orders, and its largest buyers sign long-term contracts spanning a delivery schedule of three (3) months.

M-Power Industries devotes itself to supplying tailor made formulations to enable its customers to improve their cost control, ensure the quality of their final products and remain a step ahead of competition.

M-Power’s R&D and production teams dedicate themselves to deliver products formulated to best suit the needs of the Company’s customers. M-Power Industries dedicates its resources to understanding how the buyers’ production lines work and how the formulated milk powders can be used to increase yield, cost control and quality enhancement of their final products.

The company is ISO 22000 certified guaranteeing its customers the safety of the products and the management systems.

M-Power Industries has a factory approved by the Singapore Agri-Food and Veterinary Authorities (AVA).

M-Power Industries’ products are Halal Certified by the Muslim authorities in Singapore (MUIS).

M-Power Industries strives to provide competitive prices to its customers thanks to the company’s experienced sales and purchasing teams. Economies of scale can be made by purchasing raw materials at the right time and selling at a cost lower than the price premium buyers would pay elsewhere. The Company’s prices are on an average 5-10% lower than those of its competitors, depending on the range of products.

The Company benefits from its strategic geographic location in Singapore, a recognized transportation hub. Transit times between Singapore and the Middle East and Asia are generally not more than 15 days.

M-Power Industries is able to provide various credits to its buyers: Documents against Acceptance (D/A) payable at 30 days as well as Letter of Credit payable at 30 or 60 days. The D/A payments are covered by an export insurance company, and letters of credit are confirmed, limiting the risk for the company while giving payment flexibility to its buyers.

M-Power Industries has brands that are well-accepted in the market. In order to boost market penetration and prior to the building of its production facilities in 2011 in Singapore, M-Power Industries came to an agreement in 2010 with a third party covering brand use rights. The agreement allowed M-Power Industries to use certain brands for its products on the condition that it should purchase these brands within 5 years with payment spread over 10 years from end of 2014 onward.

For the past 2 years and 9 months, these brands generated approximately US$53,000,000 of sales revenues for M-Power Industries excluding other brands and also taking into the account the reduction of sales in FY 2013 and 2014 due to Arab Spring turmoil in the Middle East region which includes key export markets for the Company. These markets represented approximately 70% of the Company sales revenues.

As for the purchase of these brands, the price was initially fixed at US$18,214,793 (SGD23,100,000) payment over a period of 10 years. However, M-Power Industries re-negotiated the price with the seller. The price has been reduced to US$10,243,584 (SGD 12,960,000) and the payment period has been reduced to 1 year. Payment for the brands has been made by way of an assignment of receivables from one of our customers. The Company entered a three-way Deed of Assignment among the debtor of the receivable and the seller of the brand to assign Company’s accounts receivable as a consideration to purchase said milk brands. The purchase of brands will be capitalized in the Company’s books as intangible assets as of September 30, 2014 and June 30, 2014.

•	Challenges

M-Power Industries needs to invest more in R&D to develop new milk powder formulations for ice cream, dairy beverage, and cheese manufacturers in order to meet local taste and texture profiles for emerging markets such as China and the Middle East, and to reach new food maker’s profiles such as manufacturers of ready-to-eat meals and sauces, and frozen yogurts.

M-Power Industries needs additional manpower to develop sales in large markets such as China, Africa, and Latin America.

The move into developing and launching new lines of products such as instant dairy based powders, enhanced formulated milk powders, and at a later stage, baby formula, requires investing in a wet blend production facility to guarantee the product quality and cost control.

M-Power Industries needs to secure an additional source of supply of raw ingredients to ensure stable quantity and quality for its current production unit, as well as for the plant in Malaysia.

•	Distinctive Competencies

M-Power Industries relies on an experienced team of Research & Development and Sales professionals.

The key personnel of the Company have been in the import and export field for more than 20 years, and they have specialized in the area of dairy products for more than 10 years.

M-Power Industries strives to provide tailor made formulated milk powders for specific applications of the food industry.

M-Power Industries is proud to count in its teams various nationalities such as Singaporean, French, Chinese, Malay, Indian, and Vietnamese. This helps promote respect and a broader understanding of different cultures within the Company and outside.

•	Opportunities

Higher milk production outputs from Europe, New Zealand and USA have contributed to the reduction of the world dairy prices since the beginning of the year. At the same time, China is enforcing tighter importing rules starting May 2014; hence the world dairy prices will be less influenced by China dairy demand.

The demand from the developing countries for pudding/desserts, ice cream, functional cheese, soups, sauces, ready-to-eat meals, ice cream, and yogurts will be the target markets for M-Power’s formulated milk powders.

M-Power Industries considers that investing in a plant in the US and in Malaysia will provide the needed support for its growth.

The instant process allied with the wet blending process of the Malaysian plant will be a valuable asset since the offer on the market for instant dairy products and formulated milk powders is still limited.

Negotiations are still under way, however the Trans-Pacific Partnership (TPP) that includes Singapore, Malaysia, Australia, New Zealand, Mexico, Canada and the United States among others, will create a favourable structure for the exports from North America to Singapore and Malaysia. This will represent non negligible cost savings as far as import duties are concerned. The TPP should also address the matter of the harmonization and recognition of the sanitary and phyto-sanitary system between all signatory members of the agreement.

Furthermore, by 2015 the ASEAN Economic Community blueprint will take form and will improve the trade between the ten signatory members (Singapore, Malaysia, Vietnam, Philippines, Cambodia, Indonesia, Thailand, Lao, Myanmar, Brunei) by allowing the free movement of goods and services among the region. Thus, M-Power Industries expects to expand its sales in the South East Asia region thanks to the location of its current factory in Singapore and to the upcoming plant in Malaysia.

•	Threats

Milk availability and prices are influenced by several factors, such as the weather and the number of cows. In 2013 a drought in New Zealand reduced the milk availability on export markets hence putting pressure on milk prices. In 2014, the Company has seen higher milk output in New Zealand, but also in Australia, and in the EU. At the same time, the US milk producers have increased the number of cow heads.

Demand from major international buyers such as Algeria and Venezuela, through their tenders, as well as China, influence dairy prices. We have seen that their demand being largely covered put an ease on prices since the beginning of 2014.

China, India and Argentina also alter the world dairy prices from time to time with government export quota or temporary export bans or restrictions.

•	Key Success Factors

M-Power Industries expects its sales to grow by penetrating new geographical markets such as Latin America, China, and some countries in Africa, and by diversifying its products.

M-Power Industries focuses on tightening its ties with business groups in targeted countries such as local chambers of commerce and food manufacturers associations, and on developing long term business relationship with importers, retailers and manufacturers.

M-Power Industries puts an emphasis on Research and Development to stay ahead of competition and to deliver the most suitable products for its customers.

Another factor of success for the Company will be the development of new formulations at the wet blend factory to be located in Malaysia.

Revenues and Losses

M-Power Industries had revenues of $2,624,324 during the three-month period ending September 30, 2014 as compared to revenues of $3,796,705 during the three-month period ending September 30, 2013. The reduction of revenues resulted due to a decrease of our exports to the Middle East region, which was affected by political instability.

M-Power Industries had a net loss during the three-month period ending September 30, 2014 of $18,329 as compared to net loss of $982,524 during the three-month period ending September 30, 2013.

The Company’s comparative decline in revenues and net income (shown above) occurred due to a variety of factors, including the events of the Arab Spring and other political turmoil and related issues in the Middle East region. The Middle East is one of the Company’s key export markets; hence revenues and net income were affected in 2013 and 2014.

The factors within the Middle East region affected by the Arab Spring include, but are not limited to:

-Postponement of delivery of goods to buyers.

-Extension/Delay of payment by buyers

-Reduction of ordered quantities of goods/products by the buyers

-Revision or reduction of prices by buyers

-Cancellation of orders

The above factors led to a reduction of revenue. However, operation expenses (such as staff salaries, rentals, asset financing) are recurring expenses that are constant. In addition to the recurring expenses, the Company also paid professional fees related to its stock financing.

Equipment Financing

The Company has ongoing equipment financing arrangements for US$98,557.

Pricing

The Company believes that it maintains competitive pricing for its products. As a commodity, prices of milk powders depend on the supply availability and whether the buyers are long or short in products. As for functional milk powders and value added milk powders such as enriched vitamin milk powders, prices are less subject to volatility; they do, however, follow the same upward or downward trend.

When the dairy market is not volatile, the Company bases its pricing by adding a markup on the cost of the product. However, when the dairy market starts to be highly volatile, the Company follows the price of milk powders set by competitors, and when possible offers a more competitive price.

The Company can provide credit terms to its customers such as Letter of Credit (L/C) or Documents Against Acceptance (D/A) payable at 30 or 60 days from Bill of Lading’s date, which financing costs are incurred in the pricing to the buyers.

The Company’s export sales are always secured. If payment is not by Letter of credit, the Company will arrange cover of the buyer by Export Credit Insurance.

Growth

The Company expects to expand sales of its dairy based products in the future, as it continues to commercialize its products in additional markets. The Company is therefore working on diversification of markets and also diversification of products through organic growth and/or growth through mergers and acquisitions to have access to new export markets and consolidate revenues, although such efforts are dependent on economic conditions globally as well as in potential target markets.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Critical Accounting Policies

Revenue recognition – According to ASC 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, the service is performed or delivery has occurred, the price is fixed or determinable, and collectability is probable.

The Company considers a buyer’s confirmation to purchase as a persuasive evidence of a binding arrangement. A buyer’s confirmation includes instructions of ingredient formula and the fixed price agreed upon by both buyer and the Company. Finished goods are produced based on buyer’s instruction. For overseas buyers (i.e., buyers outside of Singapore), the Company’s general practice is to check a buyer’s credit risk through export credit insurance and insure the product through export credit insurance.

The risk of the ownership is considered transferred when the finished goods leave the Company’s warehouse or factory.

A buyer’s confirmation to purchase goods from the Company is irrevocable. For domestic customers (i.e., customers in Singapore), if the customer rejects the purchase order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized. The Company will fully invoice and recognize as revenue for orders rejected after the time of shipment if all other revenue recognition criteria are met. If the overseas customer rejects the order during the manufacturing process, the Company will make a claim under its export credit insurance.

Sales returns – The Company has no return or warranty policy. However, we may, on a case-by-case basis, accept returns relating to a quality dispute when the buyer can demonstrate and provide evidence to be examined and approved by the Company. Nonetheless, the Company does not expect quality disputes in a normal course of business since the manufacturing process is based on the instruction and formula provided by buyer.

Allowance for doubtful accounts – Accounts receivable are recorded at net realizable value or the amount we expect to collect on gross customer trade receivables. If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For domestic customers, the Company is not aware of any such customer’s inability to meet its financial obligations. For oversea customers, the sales were insured by export credit insurance whereby the Company is able to claim the full amount invoiced.

Intangible assets – Intangible assets acquired separately are measured initially at cost. The cost of intangible assets acquired in a business combination is their fair value as of the date of acquisition. Following such initial acquisition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets, excluding capitalized development costs, are not capitalized and an expenditure is reflected in the Company’s statement of comprehensive income in the year in which the expenditure is incurred.

For intangible assets acquired in a non-monetary exchange (see Note 6), the estimated fair value of the assets transferred (or the estimated fair value of the assets received, if more clearly evident) is used to establish their recorded values, unless the value of neither the assets received nor the assets transferred is determinable within reasonable limits, in which case the assets received are measured (by a third party) based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model used to estimate cash flows, total market shares, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

Reverse Merger Accounting – For accounting purposes, the stock-for-stock transaction with M-Power Food Industries Private Limited (“M-Power Industries”), is treated as a reverse acquisition and recapitalization of M-Power Industries (accounting acquirer). Prior to this transaction, the Company was a public shell company, and in the transaction, 200,000,000 shares of common stock of M-Power Industries (all of which were held by M-Power Investments) were exchanged for and converted into 50,000,000 shares of common stock of the Company. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization in accordance with US GAAP. The historical financial statements will be presented in the consolidated financial statements of M-Power Food Industries. The common stock and the corresponding capital amounts of the Company pre-merger will be retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Business and Operating Procedures

The business model and operating procedures of the Company are summarized below.

The basic workflow of the Company is briefly summarized in the five-step process that is highlighted below:

-First, the Company receives orders and quarterly forecasts for its dairy products from its overseas customers (mainly food manufacturers) including, but not limited to, product type, quantities and shipment schedule.

-Second, the Company places orders with its suppliers also overseas for the required milk ingredients based on forecasts provided by customers

-Third, suppliers prepare orders and ship to Singapore.

-Fourth, the milk ingredients are received/imported into Singapore. They are processed and transformed into dairy products by the Company production plant in Singapore based on orders from customers

-Fifth, the Company’s dairy products are packaged in 25kg bags placed in containers and delivered/exported by sea to all the Company customers worldwide

The business model is based on 80% pre-sold basis and 20% on ad-hoc basis. Therefore, the favorable or unfavorable impact on net sales or revenues or income from continuing operations is dependent on the 20% ad hoc orders. The impact is mainly from changes in raw material prices.

The Company’s export sales are payable either by letter of credit or by payment against documents guaranteed by Export Credit Insurance.

The Company’s import purchases are payable either by letter of credit or by payment against documents.

At June 30, 2013, there were in the accounts receivable balance an amount of US$10,243,440, which resulted from sale of industrial service and production knowhow to a single customer; this amount was reflected also in our milk brand intangible assets. This receivable was assigned to the seller of milk brands that we purchased during the year ended June 30, 2014.

Trade Receivables – We record trade receivables at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, to reflect any anticipated loss and is charged to the provision for doubtful accounts, included in other operating expenses in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. The Company recognized provision of doubtful debts of $0, $0 and $65,833 as of September 30, 2014, June 30, 2014 and June 30, 2013.

Concentration of Credit Risk – The Company has a diversified, international customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to receivables is concentrated in the food industry sector. The Company’s major customer, a company incorporated in Hong Kong, accounts for US$0, US$0 and US$10,243,440 of the trade receivables carrying amount as of September 30, 2014, June 30, 2014 and June 30, 2013.

During the three months period ended September 30, 2014 and 2013 approximately 81% and 74% of the Company’s revenues were from two and three major customers, respectively, which constituted US$1,943,039 and US$2,802,340 of the Company’s revenues. As of the years ended June 30, 2014 and June 30, 2013 approximately 66% and 67% of the Company’s revenues were from three major customers, which constituted US$15,449,615 and US$23,030,155 of the Company’s revenues. As of the three months period ended September 30, 2014, the accounts receivables of these two customers are $684,797. As of the years ended June 30, 2014 and June 30, 2013 the accounts receivable of these three customers were US$399,490 and US$11,389,373.

During the three months period ended September 30, 2014 and 2013 approximately 85% and 96% of the Company’s revenues were from three and two major vendors, respectively, which constituted US$1,307,155 and US$6,189,623 of the Company’s purchases. As of the years ended June 30, 2014 and June 30, 2013 approximately 86% and 80% of the Company’s purchases included in cost of sales were from three major suppliers, which constituted US$14,853,100 and US$11,326,220 of the Company’s purchases included in cost of sales. As of the three months period ended September 30, 2014, the accounts payables of these three customers were $168,420. As of the years ended June 30, 2014 and June 30, 2013, the amount owed to these three suppliers was US$44,600 and US$738,243.

Capital Resources

As of September 30, 2014, M-Power Industries had cash available of $15,450.

The Company’s proposed business plans over the next two years will necessitate additional capital and financing. Accordingly, the Company plans to raise some outside funding in the next one year, for the purposes of funding its business and plans.

There can be no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash on hand, the Company will be unable to implement its contemplated business plans and operations unless it obtains additional financing or otherwise is able to generate sufficient revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In order to increase capital, the Company intends to issue an additional 22,500,000 shares of common stock for sale in either a public offering or a private placement. Although the Company has no immediate plans to do so as of the date of this prospectus, such an offering is expected to be necessary in order for the company to create new products and expand its business as planned.

To date, the Company has not suffered from a significant liquidity issue.

The Company anticipates a significant budget for sales and marketing activities as the Company expands and rolls out its products to broader market segments.

In terms of liquidity, the Company (as of June 30, 2014) has the following:

1.	Fully paid up capital of $1,590,837
2.	Cash at bank of $126,648
3.	Liquid assets other than cash of $2,516,567
4.	Loan from Holding Company of $323,694

Total amount: $4,557,746

The Company generated positive cash flow from operations of $658,978 and negative cash flow of $374,349 for the three months period ended September 30, 2014. The Company had generated positive cash flow from operations of $410,103 and $287,941 for the year ended June 30, 2014 and 2013, respectively.

To finance its sales and purchase operation, banks have provided the Company with short-term financing through trust receipts of $4,169,472, $4,912,397 and $5,726,946 as of September 30, 2014, June 30, 2014 and June 30, 2013. Trust receipts from banks provide short term financing to the Company, which is payable within 90 days from the financing date.

The Company’s commitment for capital expenditures is mainly for financing the imports of raw materials and the day-to-day business operations expenses. For capital expenditures the commitments are met based on the confirmed sales.

The Company assesses the known strength and uncertainties limited to the 20% of ad-hoc orders, except however, the force majeure such as wars within some of the Company’s export markets. The only impact in such a case would be the reduction of revenues and profits. The export payment terms are secured either by Letter of Credit or covered by credit insurance.

The Company has a mixed record of earning revenues, and the Company may experience losses in the near term. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. As an early-stage company, management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

One of the biggest challenges facing the Company will be in securing adequate capital to continue to expand its business and build a larger scale and more efficient set of operations. Secondarily, an ongoing challenge remains the maintenance of an efficient operating structure and business model. The Company must keep its expenses and the costs of employees at a minimum in order to generate a profit from the revenues that it receives. Third, in order to expand, the Company will need to continue implementing effective sales, marketing and distribution strategies to reach the intended end customers. The Company has devised its initial sales, marketing and advertising strategies; however, the Company will need to continue refinement of these strategies and also skillfully implement these plans in order to achieve ongoing and long-term success in its business. Fourth, the Company must continuously identify, attract, solicit and manage employee talent, which requires the Company to consistently recruit, incent and monitor various employees

The Company’s perspective for the need of capital is for the preparation for the projected increase in production from FY 2015 to FY 2017. We anticipate that Singapore’s operation will recover slowly into FY 2015 from the slowdown experienced in in connection with the Arab Spring and its repercussions, which impacted the business in the Middle East.

The Company plans to expand its Malaysian facility as early as FY 2015 or FY 2016. The Company expects to finance such expansion through one or more loans and anticipates that it will need to borrow approximately $20 million to do so.

Income Tax rate is assumed to be 23% from FY 2015 based on a weighted average tax rate for both Singapore and Malaysia operations.

Significant Financial Information for Three Months ended September 30, 2014 for M-Power Industries

The Company generated revenues of $2,624,324 during the three months ended September 30, 2014, as compared to revenues of $3,796,705 for the three months ended September 30, 2013. In addition to the reduction of our sales to the Middle East, we also experienced reduction of sales in China and Africa. China has been reducing imports due to accumulated stocks of similar goods in China. The reduction in Africa is mainly due to political turmoil.

The Company had an operating income and net loss during the three months ended September 30, 2014 of $52,370 and $18,329, respectively, as compared to an operating loss and net loss of $955,159 and $982,524, respectively for the three months ended September 30, 2013. This change was an aggregate effect of the following material changes: increase in gross profit of $1,332,544, decrease of cash flow for inventory of $964,580 and the inclusion of subcontractor costs of $50,472.

For the three months ended September 30, 2014, the Company generated $658,978 of cash in its operations, as compared to using cash of $374,349 for the three months ended September 30, 2013. The increase in cash flow generated from operating activities was largely due to the reduction in net loss.

The Company did not incur any capital expenditures during the three months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, we believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a result of the acquisition of M-Power Food Industries Pte. Ltd (“M-Power”), 200,000,000 shares and interests of common stock of M-Power were exchanged for, and converted into, 50,000,000 shares of common stock of the Company. As a result of this reverse acquisition, M-Power Food Industries Pte. Ltd received 50,000,000 shares of the Company’s common stock on August 12, 2014. Such shares were accounted for as part of recapitalization shares. Previous shareholders of the Company held 1,100,000 shares of the Company’s common stock.

In addition, in August 2014, the Company issued 600,000 shares of common stock, as follows:

Shareholder Name	Number of Shares	Consideration

Beh Lee Keong	10,000	$100.00
Cai Ronghe	10,000	$100.00
Chai Soo Foon	10,000	$100.00
Chen Kaixin	10,000	$100.00
Cheng Yoke Sing	10,000	$100.00
Chia Mui Cheng, Janie	10,000	$100.00
Chien Sook Han, Jenny	10,000	$100.00
Chua Chye Guan, Andrew	10,000	$100.00
Chua Kian Meng	10,000	$100.00
Chua Pei Ling, Shireen	10,000	$100.00
Chua Yi Ling, Genieve	10,000	$100.00
Chua Yinglin	10,000	$100.00
Dang Paul Sam	10,000	$100.00
Eaw Kok Hin	10,000	$100.00
Esculier Elsa Holzgraf	10,000	$100.00
Esculier Eric Holzgraf	10,000	$100.00
Esculier Peter Holzgraf	10,000	$100.00
Fancy Ho	10,000	$100.00
Fong Kwok Shiung	10,000	$100.00
Goh Swee Khiang	10,000	$100.00
Hoon Hui Min, Irene	10,000	$100.00
Hoon Hui Shan, Pauline	10,000	$100.00
Julianti Ng	10,000	$100.00
Khoo Kim Piow, Andrew	10,000	$100.00
Lai Yap	10,000	$100.00
Lau Chia Ming, Justin	10,000	$100.00
Lee Ah Chai	10,000	$100.00
Lee Annie	10,000	$100.00
Lee Kon How	10,000	$100.00
Lim Cheah Cheng	10,000	$100.00
Lim Da Chin	10,000	$100.00
Loganathan Dhanasekaran	10,000	$100.00
Lum Yoke Wah	10,000	$100.00
Mak Lee Ling	10,000	$100.00
Ng Beng Soon	10,000	$100.00
Ng Lai Hwa	10,000	$100.00
Ng Lai Soon	10,000	$100.00
Ng Lai Yong	10,000	$100.00
Ng Siew Lin, Celine	10,000	$100.00
Ng Sin Hock, Donovan	10,000	$100.00
Ng Soo Cheng	10,000	$100.00
Ng Soo Keow, Jennie	10,000	$100.00
Ng Soo Kiang	10,000	$100.00
Ng Yun Suan, Melissa	10,000	$100.00
Norlizuana Binte Abdul Rahim	10,000	$100.00
Pok Chgan Heng	10,000	$100.00
Seet Lye Ping	10,000	$100.00
Seet Lye Ying	10,000	$100.00
Seet Yiew Chong	10,000	$100.00
Seet Yiew Kwong	10,000	$100.00
Sim Chng Yong	10,000	$100.00
Siti Aminah Binte Azman	10,000	$100.00
Takenaka Atsuko	10,000	$100.00
Tan Hwee Kheng	10,000	$100.00
Tan Kim Chaun Matthew	10,000	$100.00
Tan Sin Cheng	10,000	$100.00
Toh Geok Lan	10,000	$100.00
Wee Tiong Chuan	10,000	$100.00
Yeo Toon Howe	10,000	$100.00
Zhao Liping	10,000	$100.00

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL RESOURCES CORPORATION
(Registrant)

Date: May 1, 2015	By:	/s/ Elsa Holzgraf Esculier
Elsa Holzgraf Esculier Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

†	Filed herewith
‡	Furnished herewith

