Form 10-Q
period 2014-12-31
Natural Resources Corp
filed 2015-06-08
CIK 1586513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55062

NATURAL RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-3570919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

76 Playfair Road, #03-06 LHK2 Building Singapore	367996
(Address of principal executive offices)	(Zip Code)

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

YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,700,000 shares of common stock outstanding as of June 4, 2015.

Natural Resources Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCES CORPORATION

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$7,821	$126,648
Trade receivables, net	2,012,637	2,516,567
Inventory	2,100,561	628,746
Total current assets	4,121,019	3,271,961

Other Assets
Deposits	67,354	68,210
Prepaid assets	10,008	25,431
Other receivables	843	367,285
Due from related parties	40,338	-
Due from directors	8,520	-
Total other assets	127,063	460,926
Property, Plant and Equipment, net	1,666,502	1,750,386
Intangible Assets	9,546,795	10,281,168
Total Assets	$15,461,379	$15,764,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$-	$28,749
Current portion of debt	3,683,606	4,912,397
Trade payable	2,271,345	807,017
Accrued expenses	42,105	40,296
Due to related parties	354,682	323,694
Due to directors	232,889	-
Deposits payable	75,292	184,705
Current portion of capital leases obligations	35,870	68,463
Provision for income taxes	255,459	360,298
Total current liabilities	6,951,248	6,725,619

Non- current liabilities

Debt, net of current portion	1,699,274	1,715,556
Capital leases obligations, net of current portion	8,760	8,760
Deferred income taxes liabilities	114,861	114,861
Total Non- current liabilities	1,822,895	1,839,177
Total liabilities	8,774,143	8,564,796

Stockholders' Equity
Common stock, par value $.0001;100,000,000 shares authorized, 51,100,000 and 50,000,000 shares issued and outstanding as of December 31, 2014 and June 30, 2014(1)	5,110	5,000
Additional paid-in capital (1)	2,584,566	1,585,837
Retained earnings	4,151,961	5,661,975
Accumulated other comprehensive loss	(54,401)	(53,167)

Total Stockholders' Equity	6,687,236	7,199,645

Total liabilities and Stockholders' Equity	$15,461,379	$15,764,441

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$186,136	$7,280,408	$2,810,780	$11,077,114
Sales returns	(720,250)	-	(720,570)	-

Total revenues	(534,114)	7,280,408	2,090,210	11,077,114

Cost of revenues	152,621	6,363,801	2,018,060	10,734,164

Gross Profit	(686,735)	916,607	72,150	342,950

Operating Expenses
General and administrative	728,044	274,295	1,434,559	655,797

Total operating expenses	728,044	274,295	1,434,559	655,797

Operating income	(1,414,779)	642,312	(1,362,409)	(312,847)

Other income (expense)
Finance costs	(69,132)	(131,478)	(146,879)	(228,624)
Loss on foreign currency exchange	(7,776)	(72,356)	(18,883)	(13,076)
Other income	-	26,676	18,155	37,177
Total other loss/expense	(76,908)	(177,158)	(147,607)	(204,523)

Income before income taxes	(1,491,687)	465,154	(1,510,016)	(517,370)

Provision for income taxes	-	-	-	-

Net income	$(1,491,687)	$465,154	$(1,510,016)	$(517,370)

Net loss per share of common stock:	(0.03)	0.01	(0.03)	(0.01)

Weighted average number of shares outstanding -	50,585,870	50,000,000	50,585,870	50,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2014	2013
Operating Activities:

Net Loss	$(1,510,016)	$(517,370)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	83,885	84,081
Amortization	734,373	-
Changes in operating assets and liabilities:
Trade receivables	503,930	69,279
Prepaid assets	15,423	49,344
Inventory	(1,471,815)	317,035
Due from related parties	(40,338)	(28,394)
Due from directors	(8,520)	(127,234)
Deposits and other current assets	367,299	(30,647)
Trade payable and accrued expenses	1,466,137	1,127,580
Due to related parties	30,988	21,495
Due to directors	232,889	-
Deposits payable	(109,413)	(213,189)
Taxes payable	(104,839)	(391,203)
Net cash provided by operating activities	189,983	360,777

Investing Activities:
Purchase of property, plant and equipment	-	(16,038)
Net cash used in investing activities	-	(16,038)

Financing Activities:
Proceeds from contribution	1,000,000	-
Common shares issued during the merger	(1,161)
Bank overdraft	(28,749)	-
Proceeds from debt	883,155	8,578,528
Repayment on debt	(2,128,228)	(9,005,643)
Payments on capital lease	(32,593)	(59,094)
Net cash used in financing activities	(307,576)	(486,209)

Effects of exchange rate changes on cash	(1,234)	(35,028)

NET DECREASE IN CASH	(118,827)	(176,498)

Cash at beginning of period	126,648	886,808
Cash at end of period	$7,821	$710,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$168,617	$167,359
Cash paid for taxes	$104,839	$363,726

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,491,687)	$465,154	$(1,510,015)	$(517,371)

Other Comprehensive loss
Foreign currency translation adjustment	(1,234.00)	-	(1,234.00)	-

Comprehensive loss	$(1,492,921)	$465,154	$(1,511,249)	$(517,371)

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 12, 2014, the Company acquired, M-Power Food Industries Private Limited, a company incorporated in Singapore (“M-Power Industries”), in a stock-for-stock transaction (the “Acquisition”). The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. M-Power Industries is a rapidly growing producer and wholesale distributer of dairy based ingredients and milk powder products to global food and beverage manufacturers. Hereafter, Natural Resources Corporation and its wholly owned operation subsidiary, M-Power Food Industries Private Limited, will be referred to as “the Company”.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our condensed financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of trade receivables reserves and inventory reserves, impairment of long-lived assets, and recoverability of deferred tax assets. These estimates and assumptions also impact revenues, expenses and the disclosures in our condensed financial statements and the accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. All amounts are presented in U.S. dollars, unless otherwise noted.

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

Summary of significant accounting policies

Cash and cash equivalents – We classify as cash and cash equivalents time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase. The Company has no cash equivalents as of December 31, 2014 and June 30, 2014.

Trade Receivables – We record trade receivables at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, to reflect any anticipated loss and is charged to the provision for doubtful accounts, included in other operating expenses in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. The Company recognized provision of doubtful debts of $0 and $0 for the six months period ended December 31, 2014 and for the fiscal year ended June 30, 2014.

Concentration of Credit Risk – We have a diversified, international customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to receivables is concentrated in the food industry sector.

For the three months period ended December 31, 2014 and 2013 approximately 100% and 74% of the Company’s revenues were from three major customers, respectively, which constituted $185,763 and $5,378,450 of the Company’s revenues.

During the six months periods ended December 31, 2014 and 2013 approximately 79% and 68% of the Company’s revenues were from three major customers, respectively, which constituted $2,206,392 and $7,489,790 of the Company’s revenues. As of the six months period ended December 31, 2014, the accounts receivable of these three customers were $37,175. As of the year ended June 30, 2014, the accounts receivable of these three customers were $399,490.

For the three months period ended December 31, 2014 and 2013 approximately 97% and 95% of the Company’s purchases were from three major suppliers, respectively, which constituted $1,708,077 and $5,051,800 of the Company’s revenues.

During the six months period ended December 31, 2014 and 2013 approximately 80% and 96% of the Company’s purchases were from three major vendors, respectively, which constituted $2,532,878 and $9,657,323 of the Company’s purchases. As of the six months period ended December 31, 2014, the accounts payables of these three vendors were $1,858,548. As of the year ended June 30, 2014, the amount owed to these three suppliers was $44,600.

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

Property, plant and equipment – Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of our assets, which are reviewed periodically. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Capital leases are depreciated over the shorter of the lease term or the estimated useful life of the improvements.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosure , the Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Company bases fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company used Level 2 inputs for its valuation methodology for the milk brands.

	Carrying Value	Fair Value Measurement at
	As of	December 31, 2014
	December 31,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3

Intangible Assets -

Milk Brands	9,546,795	-	9,546,795	-

Total	9,546,795	-	9,546,795	-

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

The useful lives of intangible assets are assessed as either finite or indefinite. Intangible assets with finite useful lives are amortised over their estimated useful lives and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortisation period and the amortisation method are reviewed at least at each financial year end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortisation period or method, as appropriate, and are treated as changes in accounting estimates. The amortisation expense on intangible assets with finite useful lives is recognised in the statement of comprehensive income in the expense category consistent with the function of the intangible asset.

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

Gains or losses arising from de-recognition of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognised in the statement of comprehensive income when the asset is derecognised.

Brands – The brands were acquired from a third party. The Management estimates the useful life of the brands is 7 years. Management believes that over the period under the contract, the brands are generating net cash inflows for the Company. The cost of the brands will be amortised over the period of 7 years.

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

For products shipped directly from the Company’s warehouse or manufactured by the Company in Singapore and then shipped to customer, both domestic and overseas, revenue is recognized at time of shipment as it is determined that ownership has passed to the customer at shipment and revenue is recognized. Amount billed to customers for freight and shipping is classified as revenue.

Under normal commercial situations there will be no cancellation of orders allowed once products are produced. Under circumstances of quality dispute or any quality related issues of the products, the Company will accept sales returns from the customer upon verification by the Company of the quality deficiency. This is not a normal situation and is subject to the acceptance of the quality dispute by the Company in such instance.

For domestic customers, if the customer rejects the purchase order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized. The Company will fully invoice and recognize as revenue for orders rejected after time of shipment, provided all other revenue recognition criteria are met.

For overseas customers, the Company will check the customer’s credit risk through export credit insurance and insure products through export credit insurance. If the overseas customer rejects the order during the manufacturing process, the Company will claim the export credit insurance. The Company will also claim the export credit insurance for orders rejected after the time of shipment.

Foreign currency translation – The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in Singapore, the Singapore Dollar (SGD). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. For the six months period ended December 31, 2014, the cumulative translation adjustment of $54,401 was classified as an item accumulated of other comprehensive loss in the stockholders’ equity section of statement of financial position. For the year ended June 30, 2014, the cumulative translation adjustment of $53,167 was classified as an item accumulated of other comprehensive loss in the stockholders’ equity section of statement of financial position.

Comprehensive income (loss) – Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the statements of comprehensive loss. We had translation adjustment to other comprehensive loss of $1,234 and $0 for the three and six months periods ended December 31, 2014 and 2013, respectively.

Earnings per share – We calculate basic earnings per share by dividing our net income by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of and for the six months ended December 31, 2014. During the three months period ended December 31, 2014 and 2013, basic loss per share was $0.01 and basic earnings per share was $0.01, respectively. During the six month periods ended December 31, 2014 and 2013, basic loss per share was $0.03 and $0.01, respectively.

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

Note 2 – Accounts receivable

Accounts receivable consisted of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Accounts receivable-sales of goods	$2,012,637	$2,516,567
Total accounts receivable	$2,012,637	$2,516,567

Note 3 – Inventories

Inventories consisted of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Finished goods	$-	$40,240
Raw materials	2,100,561	588,506
Total inventories	$2,100,561	$628,746

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

Note 5 — Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2014	June 30, 2014	Useful Life (Years)
	(Unaudited)	(Audited)
Motor vehicles	$78,881	$78,881	5 – 7
Plant and equipment	436,408	436,408	10 – 15
Furniture and equipment	245,980	245,980	3 – 10
Leasehold improvements	1,674,834	1,674,834	19
Less: accumulated depreciation	(769,601)	(685,717)
	$1,666,502	$1,750,386

Depreciation expense for the six months ended December 31, 2014 was $83,884. Depreciation expense for the six months ended December 31, 2013 was $84,081.

Note 6 – Intangible asset

	December 31,	June 30,
	2014	2014
	(Unaudited)	(Audited)
Intangible asset – Milk Brands	$10,281,168	$10,281,168
Accumulated amortization	(734,373)	-
Total intangible asset	$9,546,795	$10,281,168

Intangible assets are comprised of cost of purchase of milk brands from a third party.

The Company assigned the account receivable of $10,281,168 in June 2014 as a form of consideration to acquire milk brands. The Company had entered a Deed of Assignment among the Customer and the Seller on June 25, 2014. See the fair value valuation disclosure in note 1.

The intangible asset will be amortized for 7 years commencing in July 2014 by straight line method. The amortization expense for the six months ended December 31, 2014 was $734,373. There was no amortization for the six months period ended December 31, 2013.

Note 7 – Debt

Debt consists of the following:

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Term loan 1	$289,431	$293,460
Term loan 2	289,467	293,495
Term loan 3	231,161	234,551
Term loan 4	822,203	825,267
Term loan 5	276,295	280,516
Term loan 6	19,694	68,884
Term loan 7	1,186,924	1,256,744
Term loan 8	-	-
Term loan 9	-	-
Trust receipts	2,267,705	3,375,036
Total debt	5,382,880	6,627,953
Less: current portion	(3,683,606)	(4,912,397)
Long-term portion of debt	$1,699,274	$1,715,556

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

Term loan 8 is repayable by 48 monthly instalments of such amount will be notified by the Bank, the Company or by such other instalments as may be fixed by SPRING Singapore (described in more detail below) and the Bank from time to time. The interest rate is chargeable at 5.00% by such other instalments as may be specified or fixed by SPRING Singapore and the Bank from time to time. The loan was settled in full during the fiscal year. SPRING Singapore is an agency under the Ministry of Trade and Industry responsible for helping Singapore enterprises grow and building trust in Singapore products and services. As the enterprise development agency, SPRING Singapore works with partners to help enterprises in financing, capability and management development, technology and innovation, and access to markets.

Term loan 9 is business loan of $152,122 and is repayable by 48 monthly equal instalments of $3,503. Interest rate per annum is chargeable at 5.00%. The loan was settled in full during the fiscal year ended June 30, 2014.

Trust Receipts

Trust receipts are originally denominated in USD currency.

The Company renewed its trust receipt agreement with Standard Chartered Bank (the “Bank”) in February of 2013.

The interest rate of trust receipts per annum is chargeable at 0.50% above the interest at Singapore Base Finance Rates (local transactions) and 2.75% above the interest of Singapore Base Finance Rates (foreign transactions). The term of the settlement is 90 days from the release of merchandise to the Company from the Bank.

The term loan and trust receipts are collateralized by way of:

a)	Properties of the Company;

b)	Properties of Directors;

c)	Fixed deposits of the Directors; and

d)	Joint and several guarantees by the Directors

Future contractual maturities of debt are as follows, as of December 31, 2014:

Six months ending December 31,
2015	$3,683,606
2016	205,309
2017	211,339
2018	218,856
2019	226,640
Thereafter	837,130
$5,382,880

Interest expense of $13,899 and $13,152 was included in finance cost in the statements of operations for the three months period ended December 31, 2014 and 2013, respectively. For the six months period ended December 31, 2014 and 2013, interest expense of $25,031 and $26,160, respectively, were included in finance costs in the statements of operations.

During the three months period ended December 31, 2014, the Company had a net total loss of $7,776 on foreign currency exchange, none of which resulted from trust receipts or from the term loan. During the three months period ended December 31, 2013, the Company had a net total gain of $72,356 on foreign currency exchange, none of which resulted from trust receipts or from term the loan.

During the six months period ended December 31, 2014, the Company had a net total of $18,883 loss on foreign currency exchange none of which resulted from trust receipts or resulted from the term loan. During the six months period ended December 31, 2013, the Company had a net total of $13,076 gain on foreign currency exchange none of which resulted from trust receipts or resulted from the term loan.

Note 8 – Capital Leases

The Company has acquired assets under the provisions of long-term leases expiring through June 2016. For financial reporting purposes, minimum lease payments relating to these assets have been capitalized.

The assets under capital leases have cost and accumulated amortization as follows:

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Motor vehicles	$78,881	$78,881
Plant and equipment	90,127	90,127
Furniture and equipment	235,349	235,349
Less: accumulated depreciation	(110,828)	(88,910)
Total:	$293,529	$315,447

Maturities of capital lease obligations as of June 30, 2014 are as follows:

2015	$75,722
2016	9,935
Total minimum lease payments	85,657
Amount representing interest	(8,434)
Present value of minimum lease payments	77,223
Less: current portion	(68,463)
Total:	$8,760

Interest expense related to capital lease was $2,492 and $2,889 for the three months period ended December 31, 2014 and 2013, respectively. For the six months period ended December 31, 2014 and 2013, the interest expense related to capital leases was $3,420 and $5,585, respectively.

Note 9 – Stockholders’ equity

Common stock – We have authorized and issued 327,790,000 shares of Common Stock at par value of Singapore dollar $0.01, or US Dollar $0.008. The holders of the issued and outstanding shares Common Stock are entitled to one vote per share on any matter to be voted on by the stockholders of the Company and are entitled to receive any dividends declared.

As a result of a reverse acquisition on August 12, 2014 M-Power Food Industries Pte. Ltd received 50,000,000 shares of the Company’s common stock. Such shares were accounted for as part of recapitalization shares. Previous shareholders of the Company held 1,100,000 shares of the Company’s common stock.

On October 31, 2014, M-Power Investment Pte. Ltd., the holding company of M-Power Food Industries Pte. Ltd. ("MPI") invested $1,000,000 in the Company to fund the operation of M-Power Food Industries Pte. Ltd. The funds are accounted for as additional paid-in capital since there are no repayment terms for this funding and nor the MPI expects to be repaid by the Company.

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
$851,778

Rent expense was $75,584 and $92,123 for the three months period ended December 31, 2014 and 2013. For the six months period ended December 31, 2014 and 2013, rent expense was $149,638 and $185,177, respectively.

Note 11 – Income taxes

The domestic statutory income tax rate was approximately 17.0% in the period as of and for the six months ended December 31, 2014, as of and for the years ended June 30, 2014. The reconciliation of the income tax expense from continuing operations expected based on domestic statutory income tax rates to the expense for income taxes included in the statements of operations is as follows:

	December 31,	June 30,
	2014	2014
	(Unaudited)	(Audited)
Income (loss) before income tax	$(1,510,015)	$1,498,485

Expenses not deductible for tax purposes	875,353	307,761
Tax exemption and allowances	(249,500)	(247,846)
Tax flow income/loss	-	-
Taxable income	-	1,558,400
Tax of 17% (estimated Singapore Statutory Rate)	$-	$264,928
Tax rebate on net tax payable	-	(23,809)
Permanent difference	-	99,094
Tax liability per tax year	$-	$340,213
Under payment	-	1,618
Under provision	-	18,467
Total income tax liability	$-	$360,298

Tax liability per tax year	$-	$340,213
Under provision	-	18,467
Changes in deferred tax liability	-	12,323
Income tax expense	$-	$371,003

The components of net deferred tax liabilities are as follows:

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Deferred tax liabilities	$114,861	$114,861

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our balance sheets and statements of income. Our assessment of tax positions as of December 31, 2014 and June 30, 2014, determined that there were no material uncertain tax positions.

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

For the management of credit risk, Company has purchased credit risk insurance in order to ensure the recoverability of its debts. As at the balance sheet date, approximately 90% of the trade receivables were insured. The coverage of 90% was effective as of December 31, 2014 and June 30, 2014.

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

Note 13 — Related-party transactions

a) Related parties:

Related Parties	Relationship with the Company
M-Power Development Ptd Ltd (MPD)	Asset holding management company
M-Power Investment Pte Ltd (MPI)	Holding company
Perry Holzgraf Esculier	Stockholder and Director

b) The Company had the following related party balances at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)

Due to MPD	$30,988	$-
Due to MPI	323,694	323,694
Due to Director	232,889
Total due to related parties and directors	$587,571	$323,694

The related party transactions were comprised primarily of the expenses paid by MPD and MPI on the Company’s behalf. The office was leased from MPD by the Company on an annual rent denoted in Singapore Dollars and is equivalent to US Dollar $ 71,426. The balance due to MPI is the result of the offsetting of a related party payable among the Company, MPI and MPD at the year end. No offsetting occurred during the six months period ended December 31, 2014.

Note 14 — Subsequent Events

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

Under the Merger Agreement, Romulus Sub, a wholly-owned subsidiary of Romulus Parent, will merge with and into the Company (the “Merger”) after which Romulus Sub will cease to exist and the Company will be the surviving corporation in the Merger, and each outstanding share of the Company’s common stock will be converted into the right to receive shares of Romulus Parent (the “Merger Shares”) as described below, subject to the right of each holder of the Company’s common stock to exercise appraisal rights for such shares in accordance with the Delaware General Corporation Law. Prior to the execution of the Merger Agreement, Eastwin acquired 8,000,000 shares of Romulus Parent’s common stock (the “Eastwin Shares”) from Artem Rusakov, the majority shareholder of Romulus Parent, and in consideration for certain services to be provided by Eastwin to the Company, the Company reimbursed $375,000 of the purchase price on behalf of Eastwin (the “Eastwin Payment”). The Eastwin Payment owed to Artem Rusakov was secured by the Eastwin Shares. The Eastwin Payment was released from escrow to the Company upon completion of payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in the State of Delaware in July 2013, and was formerly known as Plum Run Acquisition Corporation (“Plum Run” or “Plum Run Acquisition”). On August 12, 2014 the Company acquired M-Power Food Industries Private Limited, a Singapore company ( hereafter referred to as “M-Power Industries” or “M-Power”), in a stock-for-stock transaction (the “Acquisition”). M-Power Industries was formed in 2001 in Singapore. Hereafter, Natural Resources Corporation and M-Power Food Industries Private Limited will be generally referred to as “the Company”.

References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” include M-Power Industries, provided that (a) references to the financial statements for the three and six months ended December 31, 2014 and the balance sheet at December 31, 2014, respectively, are made to the Company; and (b) references to the financial statements for the fiscal year ended June 30, 2014 and the fiscal year ended June 30, 2013, respectively, and the balance sheet at June 30, 2014 and June 30, 2013, respectively, are made to “M-Power Industries” which means the stand-alone financial statements (audited) of M-Power Food Industries Private Limited.

Overview

The Company management assesses the strengths and weaknesses of the Company as follows:

·	Strengths

M-Power Industries, a wholly owned operation subsidiary of Natural Resources Corporation, is a Singapore company that serves the global food industry. M-Power Industries relies on the experience and network of its sales team to promote its products to various markets around the globe such as the Middle East and Asia. M-Power Industries also relies on a network of agents and buyers in the Middle East and portions of the Chinese market.

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

M-Power’s R&D and production teams dedicate themselves to deliver products formulated to best suit the needs of the M-Power’s customers. M-Power Industries dedicates its resources to understanding how the buyers’ production lines work and how the formulated milk powders can be used to increase yield, cost control and quality enhancement of their final products.

M-Power Industries is ISO 22000 certified guaranteeing its customers the safety of the products and the management systems.

M-Power Industries has a factory approved by the Singapore Agri-Food and Veterinary Authorities (AVA).

M-Power Industries’ products are Halal Certified by the Muslim authorities in Singapore (MUIS).

M-Power Industries strives to provide competitive prices to its customers thanks to the company’s experienced sales and purchasing teams. Economies of scale can be made by purchasing raw materials at the right time and selling at a cost lower than the price premium buyers would pay elsewhere. The Company’s prices are on average 5-10% lower than those of its competitors, depending on the range of products.

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

·	Challenges

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

·	Distinctive Competencies

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

·	Opportunities

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

·	Threats

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

China, India and Argentina also alter the world dairy prices from time to time with government export quota or temporary export bans or restrictions.

·	Key Success Factors

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

Revenues and Losses

M-Power Industries had sales of $186,136 and sales returns of $720,250 during the three-month period ending December 31, 2014 as compared to sales of $7,280,408 and $0 sales returns during the three-month period ending December 31, 2013. Losses during this period were due primarily to an isolated incident of unaccepted organoleptic parameters (e.g., the color, smell, taste and other characteristics of our products) by a specific customer, which dispute was thereafter resolved amicably between such customer and the Company as reflected in the sales return financial data for the three-month period ended December 31, 2014. For the six months period ended December 31, 2014 and 2013, the Company had revenues of $2,090,210 and $11,077,114, respectively. The reduction of revenues resulted from the continued decrease of our exports to the Middle East region, which has continued to be affected by political instability.

M-Power Industries had net losses during the three-month period ending December 31, 2014 of $1,491,687 as compared to net income of $465,154 during the three-month period ending December 31, 2013. For the six months period ended December 31, 2014 and 2013, net losses were $1,510,015 and $517,371, respectively. During the fiscal year ended June 30, 2014, M-Power Industries had net income of $1,127,482, as compared to net income of $5,447,026 in the fiscal year ended June 30, 2013.

In addition to the reduction of our sales to the Middle East, we also experienced reduction of sales in China and Africa. China has been reducing imports due to accumulated stocks of similar goods in China. The reduction in Africa is mainly due to political turmoil.

Equipment Financing

The Company has ongoing equipment financing arrangements for US$44,630.

Pricing

The Company believes that it maintains competitive pricing for its products. As a commodity, prices of milk powders depend on the supply availability and whether the buyers are long or short in products. With respect to functional milk powders and value added milk powders such as enriched vitamin milk powders, prices are less subject to volatility; they do, however, follow the same upward or downward trend.

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

Allowance for doubtful accounts – Accounts receivable are recorded at net realizable value or the amount we expect to collect on gross customer trade receivables. If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For domestic customers, the Company is not aware of any such customer’s inability to meet its financial obligations. For overseas customers, the sales were insured by export credit insurance whereby the Company is able to claim the full amount invoiced.

Intangible assets – Intangible assets acquired separately are measured initially at cost. The cost of intangible assets acquired in a business combination is their fair value as of the date of acquisition. Following such initial acquisition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets, excluding capitalized development costs, are not capitalized and expenditure is reflected in the Company’s statement of comprehensive income in the year in which the expenditure is incurred.

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

Trade Receivables – We record trade receivables at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, to reflect any anticipated loss and is charged to the provision for doubtful accounts, included in other operating expenses in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. The Company recognized provision of doubtful debts of $0 and $0 as of December 31, 2014 and as of June 30, 2014, respectively.

.

Concentration of Credit Risk – We have a diversified, international customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to receivables is concentrated in the food industry sector.

For the three months period ended December 31, 2014 and 2013 approximately 100% and 74% of the Company’s revenues were from three major customers, which constituted $185,763 and $5,378,450, respectively, of the Company’s revenues.

During the six months period ended December 31, 2014 and 2013 approximately 79% and 68% of the Company’s revenues were from three major customers, respectively, which constituted $2,206,392 and $7,489,790 of the Company’s revenues. As of the six months period ended December 31, 2014, the accounts receivable of these three customers are $37,175. As of the year ended June 30, 2014, the accounts receivable of these three customers were $399,490.

For the three months period ended December 31, 2014 and 2013 approximately 97% and 95% of the Company’s purchases were from three major suppliers, respectively, which constituted 1,708,077 and $5,051,800 of the Company’s revenues.

During the six months period ended December 31, 2014 and 2013 approximately 80% and 96% of the Company’s purchases were from three major vendors, respectively, which constituted $2,532,878 and $9,657,323 of the Company’s purchases. As of the six months period ended December 31, 2014, the accounts payables of these three vendors are $1,858,548. As of the year ended June 30, 2014, the amount owed to these three suppliers was $44,600.

Capital Resources

As of December 31, 2014, M-Power Industries had cash available of $7,821. As of June 30, 2014, the Company has cash balance of $126,648.

The Company’s proposed business plans over the next two years will necessitate additional capital and financing. Accordingly, the Company plans to raise some outside funding in the next one year, for the purposes of funding its business and plans.

There can be no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash on hand, the Company will be unable to implement its contemplated business plans and operations unless it obtains additional financing or otherwise is able to generate sufficient revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In order to increase capital, the Company intends to issue additional shares of common stock for sale in either a public offering or a private placement. Although the Company has no immediate plans to do so as of the date of this prospectus, such an offering is expected to be necessary in order for the company to create new products and expand its business as planned.

To date, the Company has not suffered from a significant liquidity issue.

The Company anticipates a significant budget for sales and marketing activities as the Company expands and rolls out its products to broader market segments.

In terms of liquidity, the Company (as of December 31, 2014) has the following:

1.	Fully paid up capital of $2,589,676
2.	Cash at bank of $7,821
3.	Liquid assets other than cash of $2,012,637
4.	Loan from Holding Company of $354,682

Total amount: $4,964,816

The Company generated positive cash flow from operations of $189,983 for the six months ended December 31, 2014 as compared to $360,777 for the six months period ended December 31, 2013. This change was an aggregate effect of certain material changes, including an increase in net losses of $992,646, the inclusion of $734,373 amortization, an increase of cash outflow for inventory of $1,788,850, and the inclusion of $232,889 due to directors. The amortization expense resulted from the procurement of milk brands, which was amortized over 7 years. The $1,471,815 cash outflow for inventory for the six months ended December 31, 2014 was the result of the Company’s preparation to fulfill orders received at the Dubai Trade Show it attended from February 6 – 13, 2015. The Company fulfilled these orders from March 2015. The $232,889 cash inflow from amounts due to directors was the result of financing from the Company’s directors to provide liquidity and working capital for the Company’s operations during the second quarter of fiscal year 2015.

To finance its sales and purchase operation, banks provided the Company with short term financing through trust receipts of $3,683,606, $4,912,397 as of December 31, 2014 and as of June 30, 2014, respectively. A trust receipt is short term financing provided by banks to the Company and is repayable within 90 days from date of financing.

The Company’s commitment for capital expenditures is mainly for financing the imports of raw materials and the day-to-day business operations expenses. For capital expenditures the commitments are met based on the confirmed sales.

The Company assesses the known strength and uncertainty that 20% of our orders are ad hoc orders, except however, force majeure such as wars within some of the Company’s export markets. The only impact in such a case would be the reduction of revenues and profits. The export payment terms are secured either by Letter of Credit or covered by credit insurance.

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

One of the biggest challenges facing the Company will be in securing adequate capital to continue to expand its business and build a larger scale and more efficient set of operations. Secondarily, an ongoing challenge remains the maintenance of an efficient operating structure and business model. The Company must keep its expenses and the costs of employees at a minimum in order to generate a profit from the revenues that it receives. Third, in order to expand, the Company will need to continue implementing effective sales, marketing and distribution strategies to reach the intended end customers. The Company has devised its initial sales, marketing and advertising strategies; however, the Company will need to continue refinement of these strategies and also skillfully implement these plans in order to achieve ongoing and long-term success in its business. Fourth, the Company must continuously identify, attract, solicit and manage employee talent, which requires the Company to consistently recruit, incent and monitor various employees

The Company’s perspective for the need of capital is for the preparation for the projected increase in production from FY 2015 to FY 2017. We anticipate that Singapore’s operation will recover slowly into FY 2015 from the slowdown experienced in connection with the Arab Spring and its repercussions, which impacted the business in the Middle East.

The Company plans to expand its Malaysian facility as early as FY 2015 or FY 2016. The Company expects to finance such expansion through one or more loans and anticipates that it will need to borrow approximately $20 million to do so.

Income Tax rate is assumed to be 17% from FY 2015 based on a weighted average tax rate for both Singapore and Malaysia operations.

Significant Financial Information for Three Months and Six Months ended December 31, 2014 for M-Power Industries

M-Power Industries had sales of $186,136 and sales returns of $720,250 during the three-month period ending December 31, 2014 as compared to sales of $7,280,408 and $0 sales returns during the three-month period ending December 31, 2013. Losses during this period were due primarily to an isolated incident of unaccepted organoleptic parameters (e.g., the color, smell, taste and other characteristics of our products) by a specific customer, which dispute was thereafter resolved amicably between such customer and the Company as reflected in the sales return financial data for the three-month period ended December 31, 2014. For the six months period ended December 31, 2014 and 2013, the Company had revenues of $2,090,210 and $11,077,114, respectively. The reduction of revenues resulted from the continued decrease of our exports to the Middle East region, which has continued to be affected by political instability.

M-Power Industries had net losses during the three-month period ending December 31, 2014 of $1,491,687 as compared to net income of $465,154 during the three-month period ending December 31, 2013. For the six months period ended December 31, 2014 and 2013, net losses were $1,510,015 and $517,371, respectively. During the fiscal year ended June 30, 2014, M-Power Industries had net income of $1,127,482, as compared to net income of $5,447,026 in the fiscal year ended June 30, 2013.

In addition to the reduction of our sales to the Middle East, we also experienced reduction of sales in China since late 2013 and Africa since 2014. China has been reducing imports due to accumulated stocks of similar goods in China. The reduction in Africa is mainly due to political turmoil.

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

None.

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

NATURAL RESOURCES CORPORATION
(Registrant)

Date: June 8, 2015	By:	/s/ Elsa Holzgraf Esculier
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

