Form 10-Q
period 2015-03-31
Natural Resources Corp
filed 2015-07-01
CIK 1586513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,100,000 shares of common stock outstanding as of June 26, 2015.

Natural Resources Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCES CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$360,886	$126,648
Trade receivable, net	5,768,598	2,516,567
Inventory	750,384	628,746
Total current assets	6,879,868	3,271,961

Other assets
Deposits	67,354	68,210
Prepaid assets	5,093	25,431
Other receivables	600,000	367,285
Due from related parties	4,223	-
Total other assets	676,670	460,926
Property, plant and equipment, net	1,624,560	1,750,386
Intangible assets	9,179,610	10,281,168
Total assets	$18,360,708	$15,764,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$28,749
Current portion of debt	4,576,199	4,912,397
Trade payable	1,796,506	807,017
Accrued expenses	38,017	40,296
Due to related parties	360,612	323,694
Due to directors	88,955	-
Deposits payable	75,292	184,705
Current portion of capital leases obligations	21,080	68,463
Provision for income taxes	84,562	360,298
Total current liabilities	7,041,223	6,725,619

Non- current liabilities

Debt, net of current portion	2,268,384	1,715,556
Capital leases obligations, net of current portion	5,572	8,760
Deferred income taxes liabilities	114,861	114,861
Total non- current liabilities	2,388,817	1,839,177
Total liabilities	9,430,040	8,564,796

Stockholders' equity
Common stock, par value $.0001;100,000,000 shares authorized, 51,100,000, and 50,000,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014 (1)	5,110	5,000
Additional paid-in capital (1)	2,584,566	1,585,837
Retained earnings	6,392,889	5,661,975
Accumulated other comprehensive loss	(51,897)	(53,167)

Total stockholders' equity	8,930,668	7,199,645

Total liabilities and stockholders' equity	$18,360,708	$15,764,441

The accompanying notes are an integral part of these unaudited condensed financial statements

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of goods	$703,039	$6,560,111	$3,513,819	$17,637,225
Sales of services	3,750,000	-	3,750,000	-
Sales returns	-	-	(720,570)	-
Total revenues	4,453,039	6,560,111	6,543,249	17,637,225

Cost of revenues
Cost of sales	1,163,501	3,589,612	3,181,561	14,323,776
Cost of services	323,774	-	323,774	-
Total cost of revenues	1,487,275	3,589,612	3,505,335	14,323,776

Gross profit	2,965,764	2,970,499	3,037,914	3,313,449

Operating expenses
General and administrative	755,093	285,413	2,189,652	941,210

Total operating expenses	755,093	285,413	2,189,652	941,210

Operating income	2,210,671	2,685,086	848,262	2,372,239

Other income (expenses)
Finance costs	(102,619)	(104,084)	(249,497)	(332,708)
Gain on foreign currency exchange	124,397	58,042	105,514	44,966
Other income	8,480	(14,789)	26,635	22,388
Total other income (expenses)	30,258	(60,831)	(117,348)	(265,354)

Income before income taxes	2,240,929	2,624,255	730,914	2,106,885

Provision for income taxes	-	370,803	-	370,803

Net income	$2,240,929	$2,253,452	$730,914	$1,736,082

Net loss per share of common stock:
Basic & diluted	$0.04	$0.05	$0.01	$0.03

Weighted average number of shares outstanding -
Basic & diluted	51,100,000	50,000,000	50,930,769	50,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Operating Activities:

Net income	$730,914	$1,736,082
Adjustments to reconcile net income to net cash used by
operating activities:
Depreciation and amortization	1,227,384	142,070
Deferred income taxes	-	13,392
Changes in operating assets and liabilities:	-	-
Trade receivable	(3,252,031)	(1,753,597)
Prepaid assets	20,338	35,621
Inventory	(121,638)	(934,623)
Due from related parties	(231,859)	-
Due from directors	(4,223)	-
Deposits and other current assets	-	(6,523)
Trade payable and accrued expenses	987,210	622,005
Due to related parties	36,918	(247,288)
Due to directors	88,955	-
Deposits payable	(109,413)	(286,712)
Taxes payable	(275,736)	-
Net cash used in operating activities	(903,181)	(679,573)

Financing Activities:
Purchase of property, plant and equipment	-	(17,328)
Net cash used in investing activities	-	(17,328)

Financing Activities:
Proceeds from paid-in capital	1,000,000	-
Common shares issued during merger	(1,161)
Repayment for cash advance from bank	(28,749)	-
Proceeds from debt	4,548,135	13,329,884
Repayment on debt	(4,331,505)	(13,281,146)
Payments on capital lease	(50,571)	(85,811)
Net cash provided by (used in) financing activities	1,136,149	(37,073)

Effects of exchange rate changes on cash	1,270	120,666

NET INCREASE (DECREASE) IN CASH	234,238	(613,308)

Cash at beginning of period	126,648	886,808
Cash at end of period	$360,886	$273,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$278,833	$482,414
Cash paid for taxes	$275,736	$103,293

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCES CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Net income	$2,240,929	$2,253,452	$730,914	$1,736,082

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,504)	120,666	1,270	120,666

Comprehensive income	$2,238,425	$2,374,118	$732,184	$1,856,748

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

On August 12, 2014, the Company acquired, M-Power Food Industries Private Limited, a company incorporated in Singapore (“M-Power Industries”), in a stock-for-stock transaction (the “Acquisition”). The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. M-Power Industries is a rapidly growing producer and wholesale distributer of dairy based ingredients and milk powder products to global food and beverage manufacturers. Hereafter, Natural Resources Corporation and its wholly owned operating subsidiary, M-Power Food Industries Private Limited, will be referred to as “the Company”.

On March 23, 2015, the “Company”, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Romulus Corp., a Nevada corporation (“Romulus Parent”), Romulus Merger Corp., a Delaware corporation (“Romulus Sub”), and Eastwin Capital Pte Ltd, a Singapore private limited company (“Eastwin”). Romulus Parent is currently a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Under the Merger Agreement, upon consummation of the transaction Romulus Sub, a wholly-owned subsidiary of Romulus Parent, would merge with and into the Company (the “Merger”) after which Romulus Sub would cease to exist and the Company would be the surviving corporation in the Merger, and each outstanding share of the Company’s common stock would be converted into the right to receive shares of Romulus Parent (the “Merger Shares”) as described below, subject to the right of each holder of the Company’s common stock to exercise appraisal rights for such shares in accordance with the Delaware General Corporation Law. Prior to the execution of the Merger Agreement, Eastwin acquired 8,000,000 shares of Romulus Parent’s common stock (the “Eastwin Shares”) from Artem Rusakov, the majority shareholder of Romulus Parent, and in consideration for certain services to be provided by Eastwin to the Company, the Company reimbursed $375,000 of the purchase price on behalf of Eastwin (the “Eastwin Payment”). The Eastwin Payment owed to ArtemRusakov was secured by the Eastwin Shares. The Eastwin Payment was released from escrow to the Company upon completion of payment. As of March 31, 2015 and the date of this report, this transaction has not been completed and is subject to shareholder approval.

In the aggregate, holders of the shares of the Company’s common stock would receive approximately 124,000,000 Merger Shares in exchange for all of the outstanding shares of the Company’s common stock. As a result of the Merger, the Company would be a wholly-owned subsidiary of Romulus Parent. This transaction is more fully described in the Form 8-K filed by the Company on March 24, 2015.

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

The Company’s unaudited condensed financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results of operations for the interim periods presented.  However, the results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended June 30, 2015.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s draft registration statement on Form S-1/A.  The Company’s fiscal year end is June 30.

Summary of significant accounting policies

Cash and cash equivalents – We classify as cash and cash equivalents time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase. The Company has no cash equivalents as of March 31, 2015 and June 30, 2014.

Trade Receivables – We record trade receivables at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, to reflect any anticipated loss and is charged to the provision for doubtful accounts, included in other operating expenses in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. The Company recognized provision of doubtful debts of $0 and $0 for the nine months period ended March 31, 2015 and for the fiscal year ended June 30, 2014.

Concentration of Credit Risk – We have a diversified, international customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to receivables is concentrated in the food industry sector.

For the three months period ended March 31, 2015 and 2014 approximately 98% and 85% of the Company’s revenues were from three major customers, which constituted $4,365,500 and $5,544,550 of the Company’s revenues, respectively. $3,750,000 of the revenue is from one major customer, Roka Group Holdings Limited.

During the nine months periods ended March 31, 2015 and 2014 approximately 90% and 67% of the Company’s revenues were from three major customers, which constituted $5,677,085 and $11,871,418 of the Company’s revenues, respectively. $3,750,000 of the revenue is from one major customer, Roka Group Holdings Limited. As of the nine months period ended March 31, 2015, the accounts receivable from Roka Group Holding Limited were $3,750,000. As of the year ended June 30, 2014, the accounts receivable of these three customers were $485,537.

For the three months period ended March 31, 2015 and 2014 approximately 100% and 85% of the Company’s purchases were from three major suppliers, respectively, which constituted $469,707 and $4,470,483 of the Company’s purchases.

During the nine months period ended March 31, 2015 and 2014 approximately 80% and 81% of the Company’s purchases were from three and two major vendors, respectively, which constituted $2,900,378 and $11,114,429 of the Company’s purchases, respectively. As of the nine months period ended March 31, 2015, the accounts payables for these three vendors were $2,226,048. As of the year ended June 30, 2014, the amount owed to these three suppliers was $44,600.

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

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosure, the Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company bases fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation and may not be realized in an actual sale. Additionally, there may be inherent weaknesses in any calculation technique and changes in the underlying assumptions used, including discount rates, and expected cash flows could significantly affect the results of current or future values.

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

The Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company used Level 2 inputs for its valuation methodology for the milk brands.

	Carrying Value	Fair Value Measurement at
	As of	March 31, 2015
	March 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3

Intangible Assets -

Milk Brands	9,179,610	-	9,179,610	-

Total	9,179,610	-	9,179,610	-

Intangible assets – Intangible assets acquired separately are measured initially at cost. The cost of intangible assets acquired in a business combination is their fair value as at the date of acquisition. Following initial acquisition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets, excluding capitalized development costs, are not capitalized and expenditure is reflected in the statement of comprehensive income in the year in which the expenditure is incurred.

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

The useful lives of intangible assets are assessed as either finite or indefinite. Intangible assets with finite useful lives are amortized over their estimated useful lives and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method are reviewed at least at each financial yearend. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite useful lives is recognized in the statement of comprehensive income in the expense category consistent with the function of the intangible asset.

Intangible assets with indefinite useful lives or not yet available for use are tested for impairment annually, or more frequently if the events and circumstances indicate that the carrying value may be impaired either individually or at the cash-generating unit level. Such intangible assets are not amortized. The useful life of an intangible asset with an indefinite useful life is reviewed annually to determine whether the useful life assessment continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis.

Gains or losses arising from de-recognition of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the statement of comprehensive income when the asset is derecognized.

Brands – The brands were acquired from a third party. The Management estimates the useful life of the brands is 7 years. Management believes that over the period under the contract, the brands are generating net cash inflows for the Company. The cost of the brands will be amortized over the period of 7 years.

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

Revenue recognition –According to ASC 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, the service is performed or delivery has occurred, the price is fixed or determinable, and collectability is probable.

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

A buyer’s confirmation to purchase goods from the Company is irrevocable. For domestic customers (i.e., customers in Singapore), if the customer rejects the purchase order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized. The Company will fully invoice and recognize as revenue for orders rejected after the time of shipment if all other revenue recognition criteria are met. If the overseas customer rejects the order during the manufacturing process, the Company will make a claim under its export credit insurance .

For the sales of services, the Company and buyer will enter into a service agreement to describe the service to be provided and the fee for services and the payment terms. Payment terms are agreed by both the Company and buyer. The Company assesses the credit risk and the reasonableness of collectability through the Company’s industry relationships and the Company’s knowledge of the industry. The revenue is recognized when services are rendered through the service term. For the sales of services for the three and nine month periods ended March 31, 2015, the Company rendered the services within the three month period and recognized the revenue accordingly.

Sales returns – The Company has no return or warranty policy. However, we may, on a case-by-case basis, accept returns relating to a quality dispute when the buyer can demonstrate and provide evidence to be examined and approved by the Company. Nonetheless, the Company does not expect quality disputes in a normal course of business since the manufacturing process is based on the instruction and formula provided by buyer. For the nine months period ended March 31, 2015 and 2014, the Company had sales return of $720,570 and $0 respectively.

Foreign currency translation – The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is the local currency in Singapore, the Singapore Dollar (SGD). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, FOREIGN CURRENCY MATTERS, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of March 31, 2015, the cumulative translation adjustment of $51,897 was classified as an item accumulated of other comprehensive loss in the stockholders’ equity section of statement of financial position. As of June 30, 2014, the cumulative translation adjustment of $53,167 was classified as an item accumulated of other comprehensive loss in the stockholders’ equity section of statement of financial position.

Comprehensive income (loss) – Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the statements of comprehensive loss. We had translation adjustment to other comprehensive gain of $(2,504) and $120,666 for the three months periods ended March 31, 2015 and 2014, respectively. We had translation adjustment to other comprehensive gain of $1,270 and $120,666 for the nine months periods ended March 31, 2015 and 2014, respectively.

Earnings per share – We calculate basic earnings per share by dividing our net income by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of and for the nine months ended March 31, 2015. During the three month periods ended March 31, 2015 and 2014, basic earnings per share was $0.04 and $0.05, respectively. During the nine month periods ended March 31, 2015 and 2014, basic earnings per share was $0.01 and basic loss per share was $0.03, respectively.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. The Company does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

Other recent pronouncements issued by FASB (including its Emerging Issue Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2 – Accounts receivable

Accounts receivable consisted of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Accounts receivable	$5,768,598	$2,516,567
Total accounts receivable	$5,768,598	$2,516,567

Note 3 – Inventories

Inventories consisted of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Finished goods	$-	$40,240
Raw materials	750,384	588,506
Total inventories	$750,384	$628,746

The Company from time to time will make advance payments to certain vendor to purchase raw materials. The advance payments will be reflected under other receivables. The Company has other receivables of $600,000 and $267,285 related to advance payments for raw material as of March 31, 2015 and June 30, 2014, respectively.

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2015	June 30, 2014	Useful Life (Years)
	(Unaudited)	(Audited)
Motor vehicles	$78,881	$78,881	5 – 7
Plant and equipment	436,407	436,408	10 – 15
Furniture and equipment	245,980	245,980	3 – 10
Leasehold improvements	1,674,834	1,674,834	19
Less: accumulated depreciation	(811,542)	(685,717)
	$1,624,560	$1,750,386

Depreciation expense for the nine months ended March 31, 2015 was $125,826. Depreciation expense for the nine months ended March 31, 2014 was $142,070. Depreciation expense for the three months ended March 31, 2015 was $41,942. Depreciation expense for the three months ended March 31, 2014 was $57,989.

Note 5 – Intangible asset

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)
Intangible asset – Milk Brands	$10,281,168	$10,281,168
Accumulated amortization	(1,101,558)	-
Total intangible asset	$9,179,610	$10,281,168

Intangible assets are comprised of cost of purchase of milk brands from a third party.

The Company assigned the account receivable of $10,281,168 in June 2014 as a form of consideration to acquire milk brands. The Company had entered a Deed of Assignment among the Customer and the Seller on June 25, 2014. See the fair value valuation disclosure in note 1.

The intangible asset will be amortized for 7 years commencing in July 2014 by straight line method. The amortization expense for the nine months ended March 31, 2015 was $1,101,558. The amortization expense for the three months ended March 31, 2015 was $367,185. There was no amortization for the three and nine months period ended March 31, 2014.

Note 6 – Debt

Debt consists of the following:

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Term loan 1	$-	$293,460
Term loan 2	-	293,495
Term loan 3	-	234,551
Term loan 4	-	825,267
Term loan 5	-	280,516
Term loan 6	-	68,884
Term loan 7	1,210,310	1,256,744
Term loan 10	3,385,648	-
Short term loan	226,170	-
Trust receipts	2,022,455	3,375,036
Total debt	6,844,583	6,627,953
Less: current portion	(4,576,199)	(4,912,397)
Long-term portion of debt	$2,268,384	$1,715,556

Term Loans

All term loans were originally denominated in SGD currency.

Term loan 1 is repayable by 96 months with monthly installment of $4,207 for the first year. Interest rate for the first year is fixed at 1.88% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.75% above Singapore Lending Rate (SLR).

Term loan 2 is repayable by 96 months with monthly installment of $4,207 for the first year. Interest rate for the first year is fixed at 1.88% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.25% above Singapore Lending Rate (SLR).

Term loan 3 is repayable by 96 months with monthly installment of $3,362 for the first year. Interest rate for the first year is fixed at 1.88% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.25% above Singapore Lending Rate (SLR).

Term loan 4 is repayable by 168 months with monthly installment of $6,222. Interest rate for the first year is fixed at 1.68% per annum; second year is fixed at 1.98% per annum and for the third year is fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.2% above Singapore Lending Rate (SLR).

Term loan 5 is repayable by 96 months with monthly installment of $3,790. Interest rate is fixed at 1.98% per annum for the first year; second year and third year are fixed at Singapore Lending Rate (SLR) at 3.25% per annum. Thereafter, interest rate is at 0.25% above Singapore Lending Rate (SLR).

Term loan 6 is repayable by 24 monthly equal installments of $10,741. Interest rate per annum is chargeable at 7.50%.

Term loan 7 is repayable by 15 monthly installments or by such other installments as may be specified or fixed by the Bank. The interest rate is at 2% per annum above the Bank’s Prime Lending Rate.

Term loan 10 is repayable by 35 monthly installments of $70,674 and a final installment of $2,250,390 or such other amount as notified by the Lender to the Borrower from time to time. The interest rate shall be payable at 2.0% above the IFS S$ Prime Rate per annum on the date of the first drawdown & thereafter on each Repayment Date or 2.0% above IFS S$ Costs of Fund per annum, whichever is higher on monthly rate. This loan was collateralized by the property of the Company. Term loan10 is used to refinance term loan 1, term loan 2, term loan 3, term loan 4 and term loan 5.

Short term loan is a straight due on demand loan from an unrelated individual. This loan bears simple interest at the rate of 4% monthly.

Trust Receipts

Trust receipts are originally denominated in USD currency.

The Company renewed its trust receipt agreement with Standard Chartered Bank (the “Bank”) in February of 2013.

The interest rate of trust receipts per annum is chargeable at 0.50% above the interest at Singapore Base Finance Rates (local transactions) and 2.75% above the interest of Singapore Base Finance Rates(foreign transactions). The term of the settlement is 90 days from the release of merchandise to the Company from the Bank.

The term loan and trust receipts are collateralized by way of:

a)	Properties of the Company;

b)	Properties of Directors;

c)	Fixed deposits of the Directors; and

d)	Joint and several guarantees by the Directors

Future contractual maturities of debt are as follows, as of March 31, 2015:

Year ending March 31,
2016	$4,576,199
2017	1,117,264
2018	1,151,120
2019	-
2020	-
Thereafter	-
$6,844,583

Interest expense of $54,640 and $112,752 was included in finance cost in the statements of operations for the three months period ended March 31, 2015 and 2014, respectively. For the nine months period ended March 31, 2015 and 2014, interest expense of $79,671 and $139,912 respectively, were included in finance costs in the statements of operations.

During the three months period ended March 31, 2015, the Company had a net total gain of $124,397 on foreign currency exchange, none of which resulted from trust receipts or from the term loan. During the three months period ended March 31, 2014, the Company had a net total gain of $58,042 on foreign currency exchange, none of which resulted from trust receipts or from the term loan.

During the nine months period ended March 31, 2015, the Company had a net total of $105,514 gain on foreign currency exchange none of which resulted from trust receipts or resulted from the term loan. During the nine months period ended March 31, 2014, the Company had a net total of $44,966 gain on foreign currency exchange none of which resulted from trust receipts or resulted from the term loan.

Note 7 – Capital Leases

The Company has acquired assets under the provisions of long-term leases expiring through June 2016. For financial reporting purposes, minimum lease payments relating to these assets have been capitalized.

The assets under capital leases have cost and accumulated amortization as follows:

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Motor vehicles	$78,881	$78,881
Plant and equipment	90,127	90,127
Furniture and equipment	235,349	235,349
Less: accumulated depreciation	(121,787)	(88,910)
Total:	$282,570	$315,447

Maturities of capital lease obligations as of June 30, 2014 are as follows:

2015	$75,722
2016	9,935
Total minimum lease payments	85,657
Amount representing interest	(8,434)
Present value of minimum lease payments	77,223
Less: current portion	(68,463)
Total:	$8,760

Interest expense related to capital lease was $1,936 and $2,603 for the three month periods ended March 31, 2015 and 2014, respectively. For the nine month periods ended March 31, 2015 and 2014, the interest expense related to capital leases was $5,356 and $8,187, respectively.

Note 8 – Stockholders’ equity

Common stock – We have authorized 100,000,000 shares of Common Stock, par value $.0001 per share and 51,100,000 shares outstanding at March 31, 2015. The holders of the issued and outstanding shares Common Stock are entitled to one vote per share on any matter to be voted on by the stockholders of the Company and are entitled to receive any dividends declared.

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

Note 9 - Operating leases

We lease certain office space under non-cancellable operating lease agreements. The leases typically run for a period of three years, with an option to renew the lease after that date.

Future minimum rental payments required under all leases that have remaining non-cancellable lease terms in excess of one year as of March 31, 2015 are as follows:

Year Ending March 31,
2016	$306,164
2017	278,777
2018	18,000
2019	18,000
2020	18,000
$638,841

Rent expense was $73,341 and $7,818 for the three month periods ended March 31, 2015 and 2014, respectively. For the nine month periods ended March 31, 2015 and 2014, rent expense was $222,979 and $192,995, respectively.

Note 10 – Income taxes

The Company is incorporated under the laws of the State of Delaware in the United States of America and has a legal subsidiary in Singapore. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States. The Company is currently filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Delaware.

The Company’s only income producing activities are in Singapore. The statutory corporation income tax rate in Singapore is 17%, which is approximately equal to the effective income tax rate that the Company expects to use when recording income tax expense for financial reporting purposes for the year ending June 30, 2015.

The components of net deferred tax liabilities are as follows:

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Deferred tax liabilities	$114,861	$114,861

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our balance sheets and statements of income. Our assessment of tax positions as of March 31, 2015 and June 30, 2014, determined that there were no material uncertain tax positions.

Note 11 – Commitments and contingencies

Credit Risk – Credit risk refers to the risk that the counterparty will default on its contractual obligations resulting in financial loss to the Company. The major classes of financial assets of the Company are cash and trade receivables. For trade receivables, the Company adopts the policy of dealing only with customers with appropriate credit history. The Company does not require collateral with respect to trade receivables. For other financial assets, the Company adopts the policy of dealing only with high credit quality counterparties.

For the management of credit risk, the Company has purchased credit risk insurance in order to ensure the recoverability of its receivables. This policy covers milk products and related products. Services provided by the Company are not covered by insurance. As of March 31, 2015 and June 30, 2014, approximately 25% and 90% of the trade receivables were insured, respectively. The coverage of 25%and 90% was effective as of March 31, 2015 and June 30, 2014, respectively.

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

Note 12 — Related-party transactions

a) Related parties:

Related Parties	Relationship with the Company
M-Power Development Ptd Ltd (MPD)	Asset holding management company
M-Power Investment Pte Ltd (MPI)	Holding company
Perry Holzgraf Esculier	Stockholder and Director

b) The Company had the following related party balances at March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)

Due to MPD	$43,247	$-
Due to MPI	317,365	323,694
Due to Director	88,955	-
Total due to related parties and directors	$449,567	$323,694
Due from related parties	$4,223	$

The related party transactions were comprised primarily of the expenses paid by MPD and MPI on the Company’s behalf. The office was leased from MPD by the Company on an annual rent denoted in Singapore Dollars and is equivalent to US Dollar $71,426. The balance due to MPI is the result of the offsetting of a related party payable among the Company, MPI and MPD at the year end. No offsetting occurred during the nine months period ended March 31, 2015. Due to directors are borrowings from directors to support company’s operation. Due from related parties are business expenses and travel advances to officers and directors.

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

References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of Financial Condition and Results of Operation” include M-Power Industries, provided that (a) references to the financial statements for the three and nine months ended March 31, 2015 and the balance sheet at March 31, 2015, respectively, are made to the Company; and (b) references to the financial statements for the fiscal year ended June 30, 2014 and the fiscal year ended June 30, 2013, respectively, and the balance sheet at June 30, 2014 and June 30, 2013, respectively, are made to “M-Power Industries” which means the stand-alone financial statements (audited) of M-Power Food Industries Private Limited.

Overview

The Company management assesses the strengths and weaknesses of the Company as follows:

·	Strengths

M-Power Industries, a wholly owned operating subsidiary of Natural Resources Corporation, is a Singapore company that serves the global food industry. M-Power Industries relies on the experience and network of its sales team to promote its products to various markets around the globe such as the Middle East and Asia. M-Power Industries also relies on a network of agents and buyers in the Middle East and portions of the Chinese market.

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

M-Power’s R&D and production teams dedicate themselves to deliver products formulated to best suit the needs of M-Power’s customers. M-Power Industries dedicates its resources to understanding how the buyers’ production lines work and how the formulated milk powders can be used to increase yield, cost control and quality enhancement of their final products.

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

M-Power Industries has brands that are well-accepted in the market. In order to boost market penetration and prior to the building of its production facilities in 2011 in Singapore, M-Power Industries came to an agreement in 2010 with a third party covering brand use rights. The agreement allowed M-Power Industries to use certain brands for its products on the condition that it should purchase these brands within 5 years with payment spread over 10 years from the end of 2014 onward.

·	Challenges

M-Power Industries needs to invest more in R&D to develop new milk powder formulations for ice cream, dairy beverage, and cheese manufacturers in order to meet local taste and texture profiles for emerging markets such as China and the Middle East, and to reach new food makers’ profiles such as manufacturers of ready-to-eat meals and sauces, and frozen yogurts.

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

Higher milk production outputs from Europe, New Zealand and USA have contributed to the reduction of the world dairy prices since the beginning of the year. At the same time, China is enforcing tighter importing rules starting May 2014; hence the world dairy prices will be less influenced by China dairy demand. A key contributing factor weighing on whole milk powder markets has been the sudden drop in the pace of Chinese imports of whole milk powder in the latter half of 2014. For 2015, China is expected to return to the whole milk powder market but import demand will be reduced as significant internal stocks are drawn down.

The demand from the developing countries for pudding/desserts, ice cream, functional cheese, soups, sauces, ready-to-eat meals, ice cream, and yogurts will be the target markets for M-Power’s formulated milk powders.

M-Power Industries believes that investing in a plant in Malaysia will provide the needed support for its growth.

The instant dairy process combined with the wet blending process utilized by the Malaysian plant will be a valuable asset since the other instant dairy products and formulated milk powders on the market are still limited.

In the meantime, the Company is also looking at possible mergers and acquisitions in order to strengthen its position rapidly in new markets such as South America or the Indian continent.

The Trans-Pacific Partnership (TPP), which is currently being negotiated, and includes Singapore, Malaysia, Australia, New Zealand, Mexico, Canada and the United States among others, would create a favorable structure for the exports from North America to Singapore and Malaysia. This will represent material cost savings related to import duties. The TPP is anticipated to harmonize the sanitary and phyto-sanitary system among all signatory members of the agreement.

Furthermore, by end of 2015 the ASEAN Economic Community blueprint will take form and will improve the trade between the ten signatory members (Singapore, Malaysia, Vietnam, Philippines, Cambodia, Indonesia, Thailand, Lao, Myanmar, Brunei) by allowing the free movement of goods and services among the region. Thus, M-Power Industries expects to expand its sales in the South East Asia region thanks to the location of its current factory in Singapore and to the upcoming plant in Malaysia.

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

Demand from major international buyers such as Algeria and Venezuela, through their tenders, as well as China, influence dairy prices. We have seen that the demand of these international buyers being satisfied has caused an easing on prices that started at the beginning of 2014. International dairy prices have plummeted due to increased global milk production, lower import demand, the Russian ban on imports of dairy products from several major producers, and a strengthening dollar. This precipitous drop was particularly evident in the price of whole milk powder (WMP) which after lingering at around $5,000/ton fell sharply by over 50 percent since January 2014 and are now reportedly trading as low as $2,300/ton FAS.

China, India and Argentina also affect the world dairy prices from time to time through government export quotas or temporary export bans or restrictions.

·	Key Success Factors

M-Power Industries expects its sales to grow by penetrating new geographical markets such as Latin America, China, and some countries in Africa, and by diversifying its products.

M-Power Industries focuses on tightening its ties with business groups in targeted countries such as local chambers of commerce and food manufacturers associations, and on developing long term business relationships with importers, retailers and manufacturers.

M-Power Industries puts an emphasis on Research and Development to stay ahead of competition and to deliver the most suitable products for its customers.

Another factor of success for the Company will be the development of new formulations at the wet blend factory to be located in Malaysia.

Revenues and Losses

M-Power Industries had sales of $703,039 during the three-month period ending March 31, 2015 as compared to sales of $6,560,111 during the three-month period ending March 31, 2014. For the nine month periods ended March 31, 2015 and 2014, the Company had revenues of $6,543,249 and $17,637,225, respectively. For the 9 months ended 31 March 2015, sales in our existing markets have been decreasing constantly. Cost of revenue decreased accordingly due to decreases of revenue.

M-Power Industries had sales returns of $720,250 during the nine-month period ending March 31, 2015 as compared to $0 sales returns during the nine-month period ending March 31, 2014. The sales return was due primarily to an isolated incident of unaccepted organoleptic parameters (e.g., the color, smell, taste and other characteristics of our products) by a specific customer, which dispute was thereafter resolved amicably between such customer and the Company as reflected in the sales return financial data for the nine-month period ended March 31, 2015. We do not expect such incident in our normal course of business.

Our sales have not recovered in the Middle East after the Arab Spring period as the international price drop in milk prices has caused many buyers to turn back to regular milk powders.

International dairy prices have plummeted due to increased global milk production, lower import demand, the Russian ban on imports of dairy products from several major producers, and a strengthening dollar. This precipitous drop was particularly evident in the price of whole milk powder (WMP) which after lingering at around $5,000/ton fell sharply by over 50 percent since January 2014 and are now reportedly trading as low as $2,300/ton FAS.

M-Power Industries had net income during the three month period ending March 31, 2015 of $2,240,929 as compared to net income of $2,253,452 during the three month period ending March 31, 2014. For the nine month periods ended March 31, 2015 and 2014, net income was $730,914 and $1,736,082, respectively.

In addition to the reduction of our sales to the Middle East, we also experienced reduction of sales in China and Africa. China has been reducing imports due to accumulated stocks of similar goods in China. The reduction in Africa is mainly due to political turmoil.

Our general and administrative expenses increased because we incurred more professional expenses such as legal, auditing, and consulting fees during our merger in August 2014.

Equipment Financing

The Company has ongoing equipment financing arrangements for $282,570 as of March 31, 2015.

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

Growth

The Company expects to expand sales of its dairy based products in the future, as it continues to commercialize its products in additional markets. The Company is therefore working on diversification of markets and also diversification of products through organic growth and/or growth through mergers and acquisitions to have access to new export markets and to consolidate revenues, although such efforts are dependent on economic conditions globally as well as in potential target markets.

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

The Company considers a buyer’s confirmation to purchase as persuasive evidence of a binding arrangement. A buyer’s confirmation includes instructions of ingredient formula and the fixed price agreed upon by both buyer and the Company. Finished goods are produced based on buyer’s instruction. For overseas buyers (i.e., buyers outside of Singapore), the Company’s general practice is to check a buyer’s credit risk through export credit insurance and insure the product through export credit insurance.

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

For the sales of services, the Company and buyer will enter into a service agreement to describe the service to be provided and the fee for services and the payment terms. Payment terms are agreed by both the Company and buyer. The Company assesses the credit risk and the reasonableness of collectability through the Company’s industry relationships and the Company’s knowledge of the industry. The revenue is recognized when services are rendered through the service term. For the sales of services for the three and nine month periods ended March 31, 2015, the Company rendered the services within the three month period and recognized the revenue accordingly.

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

Allowance for doubtful accounts – Accounts receivable are recorded at net realizable value or the amount we expect to collect on gross customer trade receivables. If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer. For domestic customers, the Company is not aware of any such customer’s inability to meet its financial obligations. For overseas customers, the sales are insured by export credit insurance whereby the Company is able to claim the full amount invoiced.

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

-Second, the Company places orders with its suppliers (also overseas) for the required milk ingredients based on forecasts provided by customers.

-Third, suppliers prepare orders and ship to Singapore.

-Fourth, the milk ingredients are received/imported into Singapore. They are processed and transformed into dairy products by the Company's production plant in Singapore based on orders from customers.

-Fifth, the Company’s dairy products are packaged in 25kg bags placed in containers and delivered/exported by sea to the Company's customers worldwide.

The business model is based on an 80% pre-sold basis and on a 20% ad-hoc basis. Therefore, the favorable or unfavorable impact on net sales or revenues or income from continuing operations is dependent on the 20% ad hoc orders. The impact is mainly from changes in raw material prices.

The Company’s export sales are payable either by letter of credit or by payment against documents guaranteed by export credit insurance.

The Company’s import purchases are payable either by letter of credit or by payment against documents.

Trade Receivables – We record trade receivables at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, to reflect any anticipated loss and is charged to the provision for doubtful accounts, included in other operating expenses in the statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. The Company recognized provision of doubtful debts of $0 and $0 as of March 31, 2015 and as of March 31 2014, respectively.

.

Concentration of Credit Risk – We have a diversified, international customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to receivables is concentrated in the food industry sector.

For the three month period ended March 31, 2015 and 2014 approximately 98% and 85% of the Company’s revenues were from three major customers, respectively, which constituted $4,365,500 and $5,544,550, respectively, of the Company’s revenues. $3,750,000 out of the revenue is from one major customer Roka Group Holdings Limited for training with respect to technical know how for the production of formulated powdered milk, including training materials, testing and factory set up for production.

During the nine month periods ended March 31, 2015 and 2014 approximately 90% and 67% of the Company’s revenues were from three major customers, respectively, which constituted $5,677,085 and $11,871,418, respectively, of the Company’s revenues. As of the three nine month periods ended March 31, 2015, the accounts receivable from Roka Group Holdings Limited were $3,750,000. As of the year ended June 30, 2014, the accounts receivable of these three customers were $485,537.

For the three month periods ended March 31, 2015 and 2014 approximately 100% and 85% of the Company’s purchases were from three major suppliers, respectively, which constituted $469,707 and $4,470,483, respectively, of the Company’s purchases.

During the nine month period ended March 31, 2015 and 2014 approximately 80% and 81% of the Company’s purchases were from three and two major vendors, respectively, which constituted $2,900,378 and $11,114,429, respectively, of the Company’s purchases. As of the nine month period ended March 31, 2015, the accounts payables of these three vendors are $2,226,048. As of the year ended June 30, 2014, the amount owed to these three suppliers was $44,600.

Capital Resources

As of March 31, 2015, M-Power Industries had cash available of $360,886. As of June 30, 2014, the Company had a cash balance of $126,648.

The Company’s proposed business plans over the next two years will necessitate additional capital and financing. Accordingly, the Company plans to raise some outside funding in the next year, for the purposes of funding its business and plans.

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

In terms of liquidity, the Company (as of March 31, 2015) has the following:

1.	Fully paid up capital of $2,589,676
2.	Cash at bank of $360,886
3.	Liquid assets other than cash of $5,768,598

Total amount: $8,719,160

The Company used cash from operations of $903,181 for the nine months ended March 31, 2015 as compared to $679,573 for the nine month period ended March 31, 2014. The increase of cash used for operations is mainly due to decreased net income, more increase of accounts receivable, offset by increased depreciation and less purchase of inventories.

To finance its sales and purchase operation, banks provided the Company with short term financing through trust receipts of $4,576,199 and $4,912,397 as of March 31, 2014 and as of June 30, 2014, respectively. A trust receipt is short term financing provided by banks to the Company and is repayable within 90 days from date of financing.

The Company’s commitment for capital expenditures is mainly for financing the imports of raw materials and the day-to-day business operations expenses. For capital expenditures the commitments are met based on the confirmed sales.

The Company has determined that approximately 20% of our sales are from customers’ ad hoc orders; these orders are greatly impacted by the industry trends and could result in reduction of revenues and profits by negative trends in the industry.

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

One of the biggest challenges facing the Company will be in securing adequate capital to continue to expand its business and build a larger scale and more efficient set of operations. Secondarily, an ongoing challenge remains the maintenance of an efficient operating structure and business model. The Company must keep its expenses and the costs of employees at a minimum in order to generate a profit from the revenues that it receives. Third, in order to expand, the Company will need to continue implementing effective sales, marketing and distribution strategies to reach the intended end customers. The Company has devised its initial sales, marketing and advertising strategies; however, the Company will need to continue refinement of these strategies and also skillfully implement these plans in order to achieve ongoing and long-term success in its business. Fourth, the Company must continuously identify, attract, solicit and manage employee talent, which requires the Company to consistently recruit, incent and monitor various employees

The Company’s perspective regarding the need for capital is for the preparation for the projected increase in production from FY 2015 to FY 2017. We anticipate that Singapore’s operation will recover slowly into FY 2015 from the slowdown experienced in connection with the Arab Spring and its repercussions, which impacted the business in the Middle East.

The Company believes expansion plans in Malaysia will have to be postponed to 2017. The Company expects to finance such expansion through one or more loans and anticipates that it will need to borrow approximately $20 million to do so.

Income Tax rate is assumed to be 17% from FY 2015 based on a weighted average tax rate for both Singapore and Malaysia operations.

Significant Financial Information for Three Months and Nine Months ended March 31, 2015 for M-Power Industries

M-Power Industries had sales of $4,453,039 during the three-month period ending March 31, 2015 as compared to sales of $6,560,111 during the three-month period ending March 31, 2014. For the nine month period ended March 31, 2015 and 2014, the Company had revenues of $6,543,249 and $17,637,225, respectively. The reduction of revenues resulted from the continued decrease of our exports to the Middle East region, which has continued to be affected by political instability. Further, international dairy prices have plummeted due to increased global milk production, lower import demand, the Russian ban on imports of dairy products from several major producers, and a strengthening dollar. This precipitous drop was particularly evident in the price of whole milk powder (WMP) which after lingering at around $5,000/ton fell sharply by over 50 percent since January 2014 and are now reportedly trading as low as $2,300/ton FAS. Our sales in the Middle East after the Arab Spring period have not recovered as the international price drop in milk prices has caused many buyers to turn back to regular milk powders.

M-Power Industries had net income during the three-month period ending March 31, 2015 of $2,240,929 as compared to net income of $2,253,452 during the three-month period ending March 31, 2014. For the nine month period ended March 31, 2015 and 2014, net income was $730,914 and $1,736,082, respectively.

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

NATURAL RESOURCES CORPORATION
(Registrant)

Date: June 30, 2015	By:	/s/ Elsa Holzgraf Esculier
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

